Form 10-Q
period 1996-03-31
COOL SPRINGS LP
filed 1996-05-15
CIK 856141

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
  (As last amended in Rel. No. 31326, eff. 10/22/92.)

                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 1996

                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from___________ to___________

Commission File Number:     33-31295

                  COOL SPRINGS, L.P.
(Exact name of Registrant as specified in its charter)

     Tennessee                               62-1424812
(State or other jurisdiction of              (I.R.S.
Employer
 incorporation or organization)
Identification)

One Belle Meade Place,4400 Harding Road,Suite
500,Nashville,TN 37205  (Address of principal executive
office)        (Zip Code)

                    (615) 292-1040
 (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1)
has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for at least the past 90 days.

                         YES    X     NO

             PART 1. FINANCIAL INFORMATION
             Item 1. Financial Statement.

                  COOL SPRINGS, L.P.
           (A Tennessee Limited Partnership)


                 FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996






                         INDEX


  Financial Statement

       Balance Sheet                    3
       Statement of Operations          4
       Statement of Cash Flows          5
       Note to Financial Statements     6

                  COOL SPRINGS, L.P.
                (A Limited Partnership)


                     BALANCE SHEET
                      (Unaudited)


                        ASSETS

                               March 31,   December 31,
                                 1996          1995
CASH                          $   86,057     $   94,635

LAND HELD FOR INVESTMENT       7,073,065      7,216,339

ESCROW DEPOSITS                  544,637              0

ACCOUNTS RECEIVABLE                5,000              0

LOAN COSTS,less accumulated
  amortization of $5,792 in
  1996 & $5,037 in 1995              252          1,007

  Total Assets               $ 7,709,011     $7,311,981
                              ==========     ==========



           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accrued Property Taxes       $    -         $  12,382
  Accounts Payable               559,755            221
  Payable to related party         9,141          9,141
  Accrued Interest                  -             8,034
  Note Payable                      -           250,000
      Total Liabilities          568,896        279,778

PARTNERS' EQUITY               7,140,115      7,032,203

  Total Liabilities &
  Partners' Equity            $7,709,011     $7,311,981
                              ==========     ==========



          See notes to financial statements.
/TABLE

                  COOL SPRINGS, L.P.
                (A Limited Partnership)

                STATEMENT OF OPERATIONS
                      (Unaudited)

                                 Quarter &
                                Year-to-date
                              Ending March 31,

                               1996       1995
REVENUES:

Land Sales
  Sale Proceeds            $950,000        -
  Cost of Land Sold        (718,337)       -
  Closing Costs             (82,559)       -

  Gain on Sale              149,104        -

  Interest                       38

       Total Revenue       $149,142        -

EXPENSES:

  Architect & Engineer Fees  20,065     1,044
  Property Tax                 -          -
  Legal & Accounting         10,377    11,900
  General & Administration    2,048       725
  Amortization                  755     3,295
  Interest Expense            4,985     3,162
  Other Operating Expenses    3,000     3,000

       Total Expenses        41,230    23,126



  NET INCOME (LOSS)         107,912  $(23,126)







           See notes to financial statements
/TABLE

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                           Year-to-date
                                             March 31,
                                        1996           1995
Cash Flows from Operating Activities:
Net Income (Loss)                   $ 107,912      $(23,126)

Adjustments to reconcile Net
Income (Loss) to Net Cash used
in Operating Activities:
       Amortization                       755         3,295
       Change in Accounts Payable     559,534         2,091
       Change in Prepaid Interest        -              551
       Interest in Accts.Receivable   (5,000)           -
       Change in Payable to
           Related Party                 -            6,000
       Change in Interest Payable     (8,034)         2,610
       Decrease in Accrued
           Property Taxes            (12,382)       (12,848)
       Increase in Escrow Deposits  (544,637)          -
            Gain on Sale            (149,104)          -
Total Adjustments                   (158,868)         1,699
Net Cash used in Operating Act.      (50,956)       (21,427)

Cash Flows from Investing Activities

       Proceeds from Land Sale       867,441            -
       Cost of Land Improvements    (575,063)           -

Net Cash provided by
       Investing Activities          292,378            -

Cash Flows from Financing Activities

       Reduction of Note Payable    (250,000)           -


NET CHANGE IN CASH                    (8,578)       (21,427)

CASH AT JANUARY 1,                    94,635         22,136
CASH AT MARCH 31,                    $86,057      $     709
                                    =========      =========

               See notes to financial statements.
/TABLE

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1996
                           (Unaudited)



A.     ACCOUNTING POLICIES

       The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ending March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.     RELATED PARTY TRANSACTIONS

       The General Partner and its affiliates have been actively involved in managing the property. Landmark Realty Services Corporation, an affiliate of the General Partner, has been reimbursed for their costs which totaled $3,000 and $3,000 for March 31, 1996 and 1995, respectively.

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations

During the first quarter of 1996, the Registrant sold approximately 4.4 acres for net proceeds of $867,441.
From these proceeds, the General Partner retired the loan secured in 1994. Also from these proceeds, $544,637 was retained to fund specific development.

Overall operations of the Registrant have not fluctuated significantly except for Architect and Engineer fees which increased due to the sale in 1996.

Financial Condition and Liquidity

 As of April 30, 1996, the Registrant had $86,459 in cash reserves. The General Partners believe that this amount is sufficient to cover all development and operating needs of the Registrant for the next year.

             Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

      (a)  Exhibits

          Exhibit 27 - Financial Data Schedule for the
                  First Quarter of 1996

      (b)  No 8-K's have been filed during this
      quarter.

                     SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             COOL SPRINGS, L.P.

                             By:  222 C.S., L.P.
                                  General Partner



Date:   May 15, 1996         By:  /s/ Steven D. Ezell
                                       General Partner



                             By:  222 PARTNERS, INC.
                                  General Partner



Date:   May 15, 1996         By:  /s/Michael A. Hartley
                                  Secretary/Treasurer