Form 10-Q
period 1996-06-30
COOL SPRINGS LP
filed 1996-08-14
CIK 856141

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
  (As last amended in Rel. No. 31326, eff. 10/22/92.)

                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 1996

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


                 FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED JUNE 30, 1996






                         INDEX


  Financial Statement

       Balance Sheet                    3
       Statement of Operations          4
       Statement of Cash Flows          5
       Note to Financial Statements     6

                  COOL SPRINGS, L.P.
                (A Limited Partnership)


                     BALANCE SHEET
                      (Unaudited)


                        ASSETS

                                June 30,   December 31,
                                 1996          1995
CASH                          $   34,871     $   94,635

LAND HELD FOR INVESTMENT       7,111,512      7,216,339

ESCROW DEPOSITS                  559,852          -

LOAN COSTS,less accumulated
amortization of $5,037 in 1995     -              1,007

  Total Assets               $ 7,706,235     $7,311,981
                              ==========     ==========



           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accrued Property Taxes       $    -         $  12,382
  Accounts Payable                   454            221
  Payable to related party         9,141          9,141
  Accrued Interest                  -             8,034
  Development Payable            544,637           -
  Note Payable                      -           250,000
      Total Liabilities          544,232        279,778

PARTNERS' EQUITY               7,152,003      7,032,203

  Total Liabilities &
  Partners' Equity            $7,706,235     $7,311,981
                              ==========     ==========


          See notes to financial statements.
/TABLE

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)

                     STATEMENT OF OPERATIONS
                           (Unaudited)


                         Quarter Ending         Year-to-Date
                           June 30,            Ending June 30,
                         1996       1995       1996       1995
REVENUES:

Land Sales
   Gross Proceeds        -          -     $ 950,000       -
   Cost of Land Sold     -          -      (718,337)      -
   Closing Costs         -          -       (82,559)      -

   Gain on Sale          -          -       149,104       -

   Interest Income     $1,762    $   200      1,801        200

Total revenue           1,762        200    150,905        200


EXPENSES:

   Legal & Accounting   4,740      1,997     15,117     13,897
   General & Admin      4,948      4,378      9,996      9,168
   Amortization           252      3,295      1,007      6,589
   Interest Expense      -         4,363      4,985      7,525

       Total Expenses   9,940     14,033     31,105     37,179


   Net Earnings(Loss) $(8,178)  $(13,833)  $119,800    (36,979)






                See notes to financial statements

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                           Year-to-date
                                             June 30,
                                        1996           1995
Cash Flows from Operating Activities:
Net Income (Loss)                   $ 119,800       $(36,979)

Adjustments to reconcile Net
Income (Loss) to Net Cash used
in Operating Activities:
       Amortization                     1,007          6,589
       Change in Prepaids                                551
       Change in Accounts Payable         233           (399)
       Change in Interest Payable      (8,034)         3,366
       Decrease in Accrued
           Property Taxes             (12,382)       (12,848)
       Increase in Escrow Deposits   (559,852)          -
       Increase in Development Pay    544,637           -
       Gain on Sale                  (149,104)          -
Total Adjustments                    (183,495)        (2,741)
Net Cash used in Operating Act.       (63,695)       (39,720)

Cash Flows from Investing Activities

       Proceeds from Land Sale        867,441            -
       Cost of Land Improvements     (613,510)           -

Net Cash provided by
       Investing Activities           253,931            -

Cash Flows from Financing Activities

       Change of Note Payable        (250,000)      150,000


NET CHANGE IN CASH                    (59,764)      110,280

CASH AT JANUARY 1,                     94,635        22,136
CASH AT JUNE 30,                       34,871       132,416
                                    =========      =========

               See notes to financial statements.
/TABLE

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS

             For the Six Months Ended June 30, 1996
                           (Unaudited)



A.     ACCOUNTING POLICIES

       The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ending June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.     RELATED PARTY TRANSACTIONS

       The General Partner and its affiliates have been actively involved in managing the property. Landmark Realty Services Corporation, an affiliate of the General Partner, has been reimbursed for their costs which totaled $6,900 and $7,600 for June 30, 1996 and 1995, respectively.

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations

There have been no sales during the second quarter of 1996. During the first quarter of 1996, the Registrant sold approximately 4.4 acres for net proceeds of $867,441. From these proceeds, the General Partner retired the loan secured in 1994. Also from these proceeds, $544,637 was retained to fund specific development.

Overall operations of the Registrant have not fluctuated significantly except for the reduction in interest expense and amortization. The decline in both of these accounts is due to the retirement of the Note
Payable in the first quarter of 1996. Loan costs related to the Note Payable were being amortized in the prior periods and the remaining balance was expensed in the second quarter of 1996.

Financial Condition and Liquidity

 As of July 31, 1996, the Registrant had $30,882 in cash reserves. The General Partners believe that this amount is sufficient to cover all operating needs of the Registrant for the next year. Escrow deposits are sufficient to fund all development costs.

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


                             COOL SPRINGS, L.P.

                             By:  222 C.S., L.P.
                                  General Partner



Date:   August 14, 1996      By:  /s/ Steven D. Ezell
                                  General Partner



                             By:  222 PARTNERS, INC.
                                  General Partner



Date:   August 14, 1996      By:  /s/Michael A. Hartley
                                  Secretary/Treasurer