Form 10-Q
period 1996-09-30
COOL SPRINGS LP
filed 1996-11-14
CIK 856141

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
  (As last amended in Rel. No. 31326, eff. 10/22/92.)

                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 1996

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


                 FINANCIAL STATEMENTS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996






                         INDEX


  Financial Statement

       Balance Sheet                    3
       Statement of Operations          4
       Statement of Cash Flows          5
       Note to Financial Statements     6

                  COOL SPRINGS, L.P.
                (A Limited Partnership)


                     BALANCE SHEET
                      (Unaudited)


                        ASSETS

                           September 30,   December 31,
                                 1996          1995
CASH                          $  168,379     $   94,635

LAND HELD FOR INVESTMENT       6,440,803      7,216,339

ESCROW DEPOSITS                  632,912              0

LOAN COSTS,less accumulated
amortization of $5,037 in 1995     -              1,007

  Total Assets               $ 7,242,094     $7,311,981
                              ==========     ==========



           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accrued Property Taxes        $    728      $  12,382
  Accounts Payable                   413            221
  Payable to related party         9,141          9,141
  Accrued Interest                  -             8,034
  Development Payable            544,637           -
  Note Payable                      -           250,000
      Total Liabilities          554,919        279,778

PARTNERS' EQUITY               6,687,175      7,032,203

  Total Liabilities &
  Partners' Equity            $7,242,094     $7,311,981
                              ==========     ==========


          See notes to financial statements.
/TABLE

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)

                     STATEMENT OF OPERATIONS
                           (Unaudited)


                         Quarter Ending         Year-to-Date
                         September 30          Ending June 30,
                         1996       1995       1996       1995
REVENUES:

Land Sales
Gross Proceeds      $855,000        -  $ 1,805,000        -
Cost of Land Sold   (689,006)       -   (1,407,343)       -
Closing Costs        (80,989)       -     (163,548)   -


   Gain on Sale       85,005        -      234,109        -

   Interest Income       187                 1,988         200

Total revenue         85,192        -      236,097         200


EXPENSES:

   Property taxes        724     12,381        746      12,200
   Legal & Accounting    452        426     15,569      14,323
   Administration      3,022      5,737     12,135      12,108
   Amortization          -        1,824      1,007       8,413
   Interest Expense      -        8,034      4,985      15,559
   Land Maintenance    8,410     (1,750)     9,270       1,229

       Total Expenses 12,608     26,653     43,712      63,832



   NET INCOME (LOSS) $72,584   $(26,653)  $192,385    (63,632)






                See notes to financial statements

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                           Year-to-date
                                        September 30, 1996
                                        1996           1995
Cash Flows from Operating Activities:
Net Income (Loss)                  $ 192,385       $(63,633)

Adjustments to reconcile Net
Income (Loss) to Net Cash used
in Operating Activities:
Amortization                           1,007          8,414
Change in Prepaids                        -             551
Change in Accounts Payable               192         (1,749)
Change in Interest Payable            (8,034)        11,400
Decrease in Accrued
    Property Taxes                   (11,654)          (466)
Increase in Escrow Deposits         (632,912)          -
Increase in Development Payable      544,637           -
Gain on Sale                        (234,109)          -

Total Adjustments                   (340,873)        18,150

Net Cash used in Operating Act.     (148,488)      (45,483)

Cash Flows from Investing Activities

       Proceeds from Land Sale     1,641,453            -
       Cost of Land Improvements    (631,808)           -

Net Cash provided by
 Investing Activities              1,009,645            -

Cash Flows from Financing Activities

       Change of Note Payable       (250,000)       150,000
       Distribution of Partners     (537,413)           -

Net Cash used in
 Financing Activities               (787,413)           -

NET CHANGE IN CASH                    73,744        104,517

CASH AT JANUARY 1,                    94,635         22,136
CASH AT SEPTEMBER 30,                168,379        126,653
                                    =========      =========

               See notes to financial statements.
/TABLE

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS

          For the Nine Months Ended September 30, 1996
                           (Unaudited)



A.     ACCOUNTING POLICIES

       The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ending September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.     RELATED PARTY TRANSACTIONS

       The General Partner and its affiliates have been actively involved in managing the property. Landmark Realty Services Corporation, an affiliate of the General Partner, has been reimbursed for their costs which totaled $9,000 and $9,000 for September 30, 1996 and 1995, respectively.

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations

During the third quarter of 1996, the Registrant sold
1.7 acres for $855,000. From these proceeds, $537,413 was distributed to the partners and $73,000 was put into escrow for future development. The remaining proceeds were retained to meet operating and development needs. During the first quarter of 1996, the Registrant sold approximately 4.4 acres for gross proceeds of $950,000. From these proceeds, the General
Partner retired the loan secured in 1994. Also from these proceeds, $544,637 was retained to fund specific development.

Overall operations of the Registrant have not fluctuated significantly. The decline in interest and amortization expense is due to the retirement of the Note Payable in the first quarter of 1996. Loan costs related to the Note Payable were being amortized in the prior periods and the remaining balance was expensed in the second quarter of 1996. Property taxes are significantly lower due to a significant reduction in the appraised value of the land. Land maintenance costs have risen due to development on the Property.

Financial Condition and Liquidity

 As of October 31, 1996, the Registrant had $153,562 in cash reserves. The General Partners believe that this amount is sufficient to cover all operating needs of the Registrant for the next year. Escrow deposits are sufficient to fund all development costs.

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


                             COOL SPRINGS, L.P.

                             By:  222 C.S., L.P.
                                  General Partner



Date:   November 14, 1996    By:  /s/ Steven D. Ezell
                                  General Partner



                             By:  222 PARTNERS, INC.
                                  General Partner



Date:   November 14, 1996    By:  /s/Michael A. Hartley
                                  Secretary/Treasurer