Form 10-K405
period 1996-12-31
COOL SPRINGS LP
filed 1997-03-28
CIK 856141

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1996

                               or

[ ] Transition Report to Section 13 or 15(d) of the Securities
Exchange Act of 1934
[Fee Required]
For the transition period from _______to_______

                     Commission File Number
                             0-19233

                       COOL SPRINGS, L.P.
     (Exact name of Registrant as specified in its charter)

           Tennessee                         62-1424812
(State or other Jurisdiction of           (I.R.S. Employer
incorporation or organization)             Identification
                                              Number.)

One Belle Meade Place, 4400 Harding Road, Suite 500, Nashville,
Tennessee                                       37205
(Address of principal executive office)      (Zip Code)

Registrant's telephone number, including area code: (615) 292-1040 Securities registered pursuant to Section 12(b) of the Act:

      Title of each class               Name of each exchange
                                         on which registered
             None                               None

Securities registered pursuant to Section 12(g) of the Act:
              UNITS OF LIMITED PARTNERSHIP INTEREST
                        (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                        [X]

     The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $6,349,000 as of January 31, 1997. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

               DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated May 21, 1990, as filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

                             PART 1

Item 1. Business

     Cool Springs, L.P. ("Registrant"), is a Tennessee limited partnership organized on September 20, 1989, pursuant to the provisions of the Tennessee Uniform Limited Partnership Act, Chapter 2, Title 61, Tennessee Code Annotated, as amended. The general partner of the Registrant is 222 C.S., L.P., a Tennessee limited partnership. Steven D. Ezell, Michael A. Hartley, and 222 Partners, Inc. are the general partners of 222 C.S., L.P.

     Registrant's primary business is to acquire, develop, and dispose of certain undeveloped real properties located in Franklin, Williamson County, Tennessee; (the "Property"). Registrant's investment objectives are preservation of capital, appreciation through the passage of time, growth in the surrounding areas, and the development of the property prior to resale.

Financial Information About Industry Segments

     The Registrant's activity, investment in land, is within one industry segment and geographical area. Therefore, financial data relating to the geographical area and the industry segment is included in Item 6 - Selected Financial Data.

Narrative Description of Business

     The Registrant is holding for investment approximately 58 acres of land in the Cool Springs Development, a 1,150 acre mixed-use project in Williamson County, Tennessee. The Property consists of two parcels of land situated along I-65 near the Galleria Mall (the Mall). The larger parcel of 50.59 acres is situated at the southwest corner of the intersection of Interstate 65 and Cool Springs Boulevard, bordered by Mallory Lane on the west and Jordan Road to the south. The smaller parcel, consisting of 7.29 acres, borders Mallory Lane between the Mall and Cool Springs Boulevard. Both parcels are zoned for interchange commercial allowing for a wide variety of commercial uses. In 1992, the general partner dedicated to the city of Franklin approximately six acres for the Mallory Lane extension and for required rights of way as described in the Prospectus.

     Both parcels were purchased for a total of $6,873,000 in 1990. The Registrant paid $5,120,385 in cash and granted the Seller of the Property, a 25.5% special limited partnership interest. In 1991 the Registrant redeemed 1% of this interest, reducing the special limited partner interest to 24.5%. The Purchase Agreement required the Seller to develop Mallory Lane south of Cool Springs Boulevard and bring utilities to the Property boundaries. This infrastructure was to be 100% complete by December 31, 1995. In December, 1995, the seller notified the general partner that they were not capable of completing the required development and forfeited 14% of their special limited partnership interest in the Registrant.

     The general area surrounding the Registrant's property is in various stages of development and is being developed for retail, office, and mixed commercial uses similar to those considered suitable for the Property. CSREA, the special limited partner of the Registrant, owns much of the undeveloped land in the immediate vicinity of the Property and therefore may have objectives similar to those of the Registrant. As a result, the Registrant is likely to be in competition for potential buyers of the Property with this affiliate. The general partner believes that potential purchasers will survey all available property in making their decision, and their choice of location is generally made without regard to the ownership of the land.

     There are several unaffiliated competitive retail sites at the I-65 and Moore's Lane intersection, one mile north of the Cool
Springs Boulevard intersection. However, the general partner feels that the market can ultimately absorb all of these sites at reasonable prices.

     The Registrant has no employees. Property management services are being provided under a contractual agreement with Landmark
Realty Services Corporation, an affiliate of the general partner.

Item 2.  Properties

     As of December 31, 1996, Registrant owned approximately 58 acres of undeveloped land in Franklin, Tennessee. See Item 1 for a more detailed description.

Item 3.  Legal Proceedings

     Registrant is not a party to, nor is any of Registrant's property the subject of, any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
Interest and Related Security Holder Matters

     There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on May 21, 1990 of 7,500 Units of Limited Partnership Interest. Due to uncertainties regarding Cool Springs Venture, the former owner and developer of the Cool Springs project, the general partner terminated the offering in September 1990. As February 28, 1997, there were 531 holders of record of the 6,349 Units of Limited Partnership Interests.

     The Registrant distributed $537,413 to the partners during 1996. There were no distributions made to Unit Holders during 1995. There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                       For the Year Ended
                          December 31,

                        1996        1995      1994      1993      1992

Total Revenues    $  238,381      3,185       880       383     2,301
Net earnings (loss)  197,630    (90,351)  (69,044)  (55,704)  (56,559)
Net earnings (loss)
  per limited
  partner unit    $    27.12     (10.74)    (8.21)    (6.62)    (6.73)
Distributions per
  limited partner
  unit                    75        -         -         -        -
Total Assets      $7,440,602  7,311,981 7,246,913 7,230,373 7,274,346
Note Payable            -       250,000       -         -        -


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     During 1996, the Registrant sold 1.7 acres for $855,000 in the third quarter and 4.4 acres for $950,000 in the first quarter. From these proceeds, $537,413 was distributed to the partners, $617,637 was escrowed for development related to the sales, the $250,000 note payable was retired in full and the remainder was retained to meet operating expenses. There were no sales of property in 1995. The escrowed sale proceeds are included in restricted cash on the balance sheet. See Note
(2) in Notes to the Financial Statements for more information.

     Overall operations of the Registrant have not changed significantly. The decline in interest and amortization expense from 1995 to 1996 is due to the retirement of the Note Payable in the first quarter of 1996. Interest expense increased from 1994 to 1995 due to an increase in interest rate and principal on the note payable. The Registrant borrowed an additional $150,000 in June of 1995. The 1995 program maintenance costs are higher because the Registrant incurred additional costs preparing for the sale in March of 1996. The 1996 property taxes are significantly lower due to a significant reduction in the assessed value of the land.

Financial Condition and Liquidity

     During 1995, the Registrant borrowed an additional $150,000 on the $280,000 line of credit secured in 1994. From the sale proceeds in March, 1996, the general partner retired this loan and retained sufficient cash balances to fund operating needs for 1996. In March of 1997, the Registrant sold 30 acres for gross proceeds of $6,095,173.50. From this sale, $3,726,065 was distributed to the partners and $1.443 million was escrowed for development. The remaining proceeds were retained to meet operating expenses.


     The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" on January 1, 1996. This Statement requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet the definitions of impairment under SFAS No.
121. Accordingly, land held for investment is recorded at cost with no allowance for impairment necessary. The adoption of SFAS No. 121 did not have an impact on the Partnership's financial position, results of operations, or liquidity.

Item 8.  Financial Statements and Supplementary Data

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                         FINANCIAL STATEMENTS
                          FOR THE YEARS ENDED
                   DECEMBER 31, 1996, 1995, AND 1994

                                 INDEX

                                                       Page
                                                       Number

Independent Auditors' Report                           9

Financial Statements
     Balance Sheets                                    10
     Statements of Operations                          11
     Statements of Partners' Equity                    12
     Statements of Cash Flows                          13
     Notes of Financial Statements                     14

                     Independent Auditors' Report

The Partners
Cool Springs, L.P.:

We have audited the accompanying balance sheets of Cool Springs, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cool Springs, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996.

                                   KPMG Peat Marwick LLP

Nashville, Tennessee
January 20, 1997, except as to footnote 7 which is as of March 7, 1997

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                            Balance Sheets

                      December 31, 1996 and 1995


          Assets                                1996        1995

Cash and cash equivalents                  $  57,166      94,635
Restricted cash (note 2)                     633,192         -
Land and improvements
  held for investment (note 3)             6,750,244   7,216,339
Loan cost, less accumulated amortization of
  $5,037 in 1995                                -          1,007


          Total assets                  $  7,440,602   7,311,981

          Liabilities and Partners' Equity

Liabilities:
  Accounts payable                       $       -           221
  Accrued interest                               -         8,034
  Accrued property taxes                         -        12,382
  Payable to related party (note 4)            9,141       9,141
  Development payable                        739,041         -
  Note payable (note 5)                          -       250,000

          Total liabilities                  748,182     279,778

Partners' equity:
  Limited partners (6,349 units
   outstanding)                            6,030,784   5,405,039
  Special limited partners                   661,636   1,627,064
  General partner                               -            100

          Total partners' equity           6,692,420   7,032,203

Commitments and contingencies (notes 2, 3, and 4)

          Total liabilities and
            partners' equity             $ 7,440,602   7,311,981




See accompanying notes to financial statements.

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                       Statements of Operations

             Years ended December 31, 1996, 1995 and 1994

                                  1996        1995        1994

Revenue:
   Sales of land and
     improvements          $  1,805,000          -           -
   Cost of land sold         (1,407,343)         -           -
   Selling expenses (note 4)   (163,548)         -           -

   Gain on sale of land
     and improvements           234,109          -           -

   Interest revenue               4,272        3,185         880
                                 -------     -------     -------
          Total revenue         238,381        3,185         880

Expenses:
  Program maintenance costs       2,393       16,060       4,584
  Property taxes                    746       12,200      15,511
  Legal and accounting
      fees (note 4)              16,647       14,323      14,992
  General and administrative
     (note 4)                    14,973       15,746      14,797
  Amortization                    1,007        9,169      12,171
  Interest                        4,985       26,038       7,869

          Total expenses         40,751       93,536      69,924

          Net earnings (loss) $ 197,630      (90,351)    (69,044)

Net earnings (loss) allocated to:

   General partner             $  4,710           -           -

   Special limited partner    $  20,751      (22,136)    (16,915)

   Limited partners           $ 172,169      (68,215)    (52,129)

   Net earnings (loss)
    per limited partner unit     $27.12       (10.74)      (8.21)

   Weighted average units
    outstanding                   6,349        6,349       6,349

See accompanying notes to financial statements.

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                      Statements of Partners' Equity

               Years ended December 31, 1996, 1995 and 1994


                           Limited        Special
                          partners        limited    General      Total
                     units     amounts   partners    partner

Balance at
  December 31, 1993  6,349 $ 5,525,383  1,666,115       100   7,191,598

     Net loss          -       (52,129)   (16,915)       -      (69,044)
                   _______      _______    _______   _______     _______
Balance at
  December 31, 1994  6,349   5,473,254  1,649,200        100  7,122,554

     Net loss          -       (68,215)   (22,136)       -      (90,351)
                   _______      _______    _______   _______     _______
Balance at
  December 31, 1995  6,349   5,405,039  1,627,064       100   7,032,203

     Net earnings      -       172,169     20,751     4,710     197,630

     Transfer of partnership
      interest (note 3) -      929,751   (929,751)       -          -

     Distribution      -      (476,175)   (56,428)    (4,810)  (537,413)
                   _______      _______    _______    _______    _______
Balance at
  December 31, 1996  6,349 $ 6,030,784    661,636         -   6,692,420



See accompanying notes to financial statements.

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                       Statements of Cash Flows

             Years ended December 31, 1996, 1995 and 1994

                                    1996        1995        1994

Cash flows from operating activities:
  Net earnings (loss)           $ 197,630    (90,351)    (69,044)
  Adjustments to reconcile
     net earnings (loss)
     to net cash provided by
     (used in) operating activities:
     Amortization                   1,007      9,169       12,171
     Cost of land and improvements
     sold                       1,407,343        -          -
     Increase in restricted
      cash                      (653,192)        -           -
     Cost of land improvements  (941,248)     (2,289)        -
     Decrease (increase)
      in prepaid interest             -          551        (551)
     (Decrease) increase
      in accounts payable           (221)     (2,149)        349
     (Decrease) increase in
      accrued interest payable    (8,034)      8,034         -
     Decrease in accrued
      property taxes             (12,382)       (466)    (10,664)
     Increase in develop-
       ment payable               739,041        -           -
     Decrease in payable
       to related party              -            -       (4,101)

  Net cash provided by (used in)
     operating activities         749,944    (77,501)    (71,840)

Cash flows from financing activities -
     note payable proceeds, net of
     loan closing costs of $6,044
     in 1994                         -       150,000      93,956

     Principal payments
      on note payable           (250,000)        -           -

     Distributions              (537,413)        -           -

     Net cash (used) provided by
      financing activities      (787,413)     150,000      93,956
     Net (decrease) increase in cash
     and cash equivalents        (37,469)     72,499      22,116

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                       Statements of Cash Flows

             Years ended December 31, 1996, 1995 and 1994

                                    1996        1995        1994

Cash and cash equivalents at
     beginning of year            94,635     22,136          20
Cash and cash equivalents at
     end of year               $  57,166     94,635      22,136


Supplemental Disclosures of Cash Flow Information:

     Cash paid for interest    $  13,019     17,453       8,420


See accompanying notes to financial statements.

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                     Notes to Financial Statements

                      December 31, 1996 and 1995

(1)  Summary of Significant Accounting Policies

     (a)  Organization

     Cool Springs, L.P. (the Partnership), a Tennessee Limited Partnership, was organized on September 20, 1989, to acquire undeveloped land located in Franklin, Tennessee. The general partner is 222 C.S., L.P. The general partners of 222 C.S., L.P. are 222 Partners, Inc., Steven D. Ezell and Michael A. Hartley. The Partnership prepares financial statements and income tax returns on the accrual method of accounting. The financial statements include only those assets, liabilities and results of operations which relate to the Partnership.

     (b)  Estimates

     Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles. These estimates include the determination of the estimated fair value of the Partnership's land and improvements held for investment in accordance with the provisions of Statement of Financial Accounting Standards No. 121. Actual results could differ from estimates.

     (c)  Cash and Cash Equivalents

     The Partnership considers all short term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

     Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

     (d)  Land and Improvements Held for Investment

     Land and improvements held for investment is recorded at cost and includes two tracts of undeveloped land representing approximately 58 and 65 acres at December 31, 1996 and 1995, respectively. During 1992, approximately six acres of land was dedicated for required rights-of-way. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. The tax basis of the land and improvements held for

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                     Notes to Financial Statements

                      December 31, 1996 and 1995

(1)  Summary of Significant Accounting Policies (continued)

     investment is $6,562,566 and $7,216,339 at December 31, 1996 and 1995, respectively. The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996. SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet the definitions of impairment under SFAS No. 121. Accordingly, land held for investment is recorded at cost with no allowance for impairment necessary. The adoption of SFAS No. 121 did not have an impact on the Partnership's financial position, results of operations, or liquidity.

     (e)  Loan Costs

     Loan costs were amortized by the straight-line method over the two year term of the note payable.

     (f)  Income Recognition

     Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 "Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                     Notes to Financial Statements

                      December 31, 1996 and 1995

(1)  Summary of Significant Accounting Policies (continued)

     installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur, which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

     (g)  Income Taxes

     No provision has or will be made for Federal or state income taxes since such taxes are the responsibility of the partners.

     Annually, the partners receive, from the Partnership, IRS Form K-1's which provide them with their share of taxable income or losses, deductions, and other tax information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the valuation of land and improvements held for investment. For income tax purposes certain costs were capitalized as additional land improvement costs.

     (h)  Partnership Allocations

     Net profits, losses, and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

     Partnership profits are allocated first to the special limited partner in proportion to the special limited partner interest. Any profits not allocated to the special limited partner are allocated to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed) and unpaid preferred returns. Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                     Notes to Financial Statements

                      December 31, 1996 and 1995

(1)  Summary of Significant Accounting Policies (continued)

     return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 25 to 75. Thereafter, profits are generally allocated 25% to the general partner and 75% to the limited partners. Net losses not allocated to the special limited partner are allocated to the limited partners and general partners in proportion to their positive capital accounts.

     Partnership distributions are allocated 99% to the limited partners and 1% to the general partner in an amount equal to their preferred return (12% annual cumulative return on capital contributed), 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and then 75% to the limited partners and 25% to the general partner.

     (i)  Reclassifications

     Certain reclassifications have been made to conform to the current year presentation.

(2)  Restricted Cash

     At December 31, 1996, the Partnership has restricted cash balances of $633,192 to be used to fund property improvements, consisting of road and utility work.

(3)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at December 31 are as follows:
                                     1996        1995

     Land and carrying costs  $ 6,318,315   7,214,050
     Land improvements            431,929       2,289

                              $ 6,750,244   7,216,339

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                     Notes to Financial Statements

                      December 31, 1996 and 1995

(3)  Land and Improvements Held for Investment

     During 1990 the Partnership acquired approximately 71 acres of land from Cool Springs Venture (CSV), an affiliate of the general partner. The purchase price was $6,873,000, which was the Seller's allocated cost of the land and related improvements. If the Partnership were successful in selling 7,500 limited partnership units, $6,185,700 of the purchase price was to be paid in cash and the remaining $687,300 was to be paid by allocating CSV a 10% special limited partnership interest in the Partnership. If the Partnership sold less than 7,500 limited partnership units, the cash portion of the purchase price was to be reduced, and the special limited partnership interest increased.

     The Partnership sold a total of 6,349 limited partnership units. The offering was suspended on September 28, 1990, and there is no intention of reopening the offering at this time. In accordance with the land purchase agreement, the Partnership bid $5,120,385 in cash and granted CSV a 25.5% special limited partnership interest.

     During 1991, CSV was unable to fund certain specified development activities. The Partnership funded $40,719 of these improvements which has been recorded as a redemption of a portion of CSV's special limited partnership interest. In return for this funding, the Partnership was assigned an additional 1% interest from CSV, reducing CSV's special limited partnership interest from 25.5% to 24.5% at December 31, 1991. CSV did not complete certain other specified development activities by December 31, 1992.

     During 1993, CSV was succeeded by Cool Springs Real Estate Associates (CSREA), which assumed all responsibilities of CSV relating to infrastructure development as well as the 24.5% special partnership interest in Cool Springs, L.P. The Partnership extended the deadline for development responsibilities from December 31, 1992 to December 31, 1995. CSREA did not complete the specified development activities by December 31, 1995. As a result, CSREA forfeited an additional 14% of its special limited partnership interest.

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                     Notes to Financial Statements

(4)  Related Party Transactions

     Through December 31, 1996, the general partner and its affiliates have been actively involved in managing the Partnership.
     Affiliates of the general partner receive fees for performing certain services. Expenses incurring for these services are as follows:

                                     1996        1995        1994
     Accounting, tax and management
       consulting fee            $  2,800       2,000       2,000
     Partnership administration
       reimbursement               12,000      12,000      12,000

     The payable to a related party, totaling $9,141 at December 31, 1996 and 1995, represents amounts due to affiliates for partnership administration fees and property taxes paid on behalf of Cool Springs, L.P. This amount is non interest-bearing and payable on demand.

(5)  Note Payable

     The note payable represents amounts under a $280,000 line of credit from a private lending source. The note accrued simple interest at an annual rate of 4% over the prime rate charge by a local bank (12.75% at December 31, 1995). The note matured on April 28, 1996. The note was retired in full during the first quarter of 1996.

(6)  Fair Value of Financial Instruments

     At December 31, 1996 and 1995, the Partnership had financial instruments including cash and cash equivalents, restricted cash, accounts payable, accrued liabilities, and a note payable. The carrying amounts of the financial instruments approximate their fair value because of the short maturity of those financial instruments.

(7)  Subsequent Event

     On March 7, 1997, the Partnership sold 30 acres of land for gross sale proceeds of approximately $6.1 million. From this sale $3.7 million was distributed to the partners and $1.443 million was escrowed for development. The remaining proceeds were retained to meet operating expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

     Registrant does not have any directors or officers. 222 C.S., L.P. is the general partner. Steven D. Ezell, Michael A. Hartley and 222 Partners, Inc. are the general partners of the general partner and as such have general responsibility and ultimate authority in matters affecting Registrant's business.

The general partners of 222 C.S., L.P. are as follows:

Steven D. Ezell

     Steven D. Ezell, age 44, is a general partner of 222 C.S., L.P. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of
W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 37, is a general partner of 222 C.S., L.P. He is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

222 Partners Inc.

     222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald Ezell, Steven D. Ezell, and Michael A. Hartley.

Other directors of 222 Partners, Inc. are as follows:

W. Gerald Ezell

     W. Gerald Ezell, age 66, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11.  Executive Compensation

     During 1996, Registrant was not required to and did not pay remuneration to any executives, partners of the general partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The general partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership
Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     As of February 28, 1997 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ending December 31, 1996, earned or received compensation services from the Registrant in excess of $60,000.

     For a listing of miscellaneous transactions with affiliates refer to Note 4 of the Notes to Financial Statements in Item 8.

                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     (1) Financial Statements
            See Financial Statements Index in Item 8. hereof.

        (2) Financial Statement Schedule
            See Financial Statement Schedule Index following.

        (3) Exhibits

           3.1 Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated May 21, 1990 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

           22    Subsidiaries - Registrant has no subsidiaries.

           27    Financial Data Schedule

  (b)   No reports on Form 8-K have been filed the last quarter of 1996.

Financial Statement Schedule Filed Pursuant to Item 14(a)(2):


                          COOL SPRINGS, L.P.
                  ( A Tennessee Limited Partnership)

                        ADDITIONAL INFORMATION
                          FOR THE YEARS ENDED
                           DECEMBER 31, 1996

                                 INDEX

Additional financial information furnished pursuant to the requirement of Form 10-K:

Financial Statement Schedule -

Independent Auditors' Report                          25

Schedule III - Real Estate and Accumulated
Depreciation                                          26

All other Schedules have been omitted because they are inapplicable, not required or the information is included in the Financial Statements or notes thereto.

                     Independent Auditors' Report

The Partners
Cool Springs, L.P.:

Under date of January 20, 1997, except as to the footnote 7 which is as of March 7, 1997, we reported on the balance sheets of Cool Springs, L.P. as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996.


                                     KPMG PEAT MARWICK LLP

Nashville, Tennessee
January 20, 1997, except as to the footnote 7 which is as of March 7,
1997

                                                     COOL SPRINGS, L.P.
                                                   (A Limited Partnership)

                                                        Schedule III

                                          Real Estate and Accumulated Depreciation
                             Initial Cost to      Cost capitalized      Gross amount at
                                Partnership          subsequent          which carried
                                                   to acquisition     at close of period


Description         Encum-     Land    Building  Improve-  Carrying    Land    Building    Total      Accumu-     Date ofDate
                    brances          and improve- ments     costs            and improve-            lated de-   construc-
                             acquired   ments                                   ments               preciation    tion
   ________            ____       __      _____     _____     _____       _       _____       __         ____        ____   _

58 acres of land
in Williamson Co., TN  -    $7,208,000     -      729,133      -     6,318,315  431,929  6,750,244       -         6/96

*Life on which depreciation in latest income statement is computed is not applicable.

                                    1996           1995      1994

(1)  Balance at beginning
      of  period                 $ 7,216,339     7,214,050   7,214,050
     Land improvements               941,248         2,289        -
     Cost of land sold            (1,407,343)         -           -
     Balance at end of period      6,750,244     7,216,339   7,214,050

(2)  Aggregate cost for Federal
      income tax purposes         $ 6,562,566    7,216,339   7,214,050

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COOL SPRINGS, L.P.
                                   By:  222 C.S., L.P.
                                        General Partner

DATE:  March 27, 1997              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 27, 1997              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 27, 1997                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   COOL SPRINGS, L.P.
                                   By:  222 C.S., L.P.
                                        General Partner

DATE:  March 27, 1997              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 27, 1997              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 27, 1997                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Supplement Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                   Exhibits filed to Item 14(a)(3):

                          COOL SPRINGS, L.P.
                   (A Tennessee Limited Partnership)

                             Exhibit Index

Exhibit

     3 Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated May 21, 1990 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

     22   Subsidiaries - Registrant has no subsidiaries.

     27   Financial Data Schedule