Form 10-Q
period 1997-03-31
COOL SPRINGS LP
filed 1997-05-16
CIK 856141

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
  (As last amended in Rel. No. 31326, eff. 10/22/92.)

                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 1997

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


                 FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1997






                         INDEX


  Financial Statement

       Balance Sheet                    3
       Statement of Operations          4
       Statement of Cash Flows          5
       Note to Financial Statements     6

                  COOL SPRINGS, L.P.
                (A Limited Partnership)


                     BALANCE SHEET
                      (Unaudited)


                        ASSETS

                               March 31,   December 31,
                                 1997          1996
CASH                         $   182,841     $   57,166

LAND HELD FOR INVESTMENT       3,789,774      6,750,244

ESCROW DEPOSITS                  328,484        633,192


  Total Assets               $ 4,301,099     $7,440,602
                              ==========     ==========



           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accounts Payable               232,450        739,041
  Payable to related party          -             9,141
      Total Liabilities          232,450        748,182

PARTNERS' EQUITY:

  Limited partners (6,349 units
      outstanding)             3,682,509      6,030,784
  Special Limited Partner        386,140        661,636
  General partner                    -              -

      Total Partners' equity   4,068,649      6,692,420

  Total Liabilities &
  Partners' Equity            $4,301,099     $7,440,602
                              ==========     ==========



          See notes to financial statements.
/TABLE

                  COOL SPRINGS, L.P.
                (A Limited Partnership)

                STATEMENT OF OPERATIONS
                      (Unaudited)

                                 Quarter &
                                Year-to-date
                              Ending March 31,

                               1997       1996
REVENUES:

Land Sales
  Sale Proceeds         $6,103,915    950,000
  Cost of Land Sold     (4,419,958)  (736,337)
  Closing Costs           (440,579)   (82,559)

  Gain on Sale           1,243,378    131,104

  Interest                     133         38

       Total Revenue    $1,243,511    131,142

EXPENSES:

  Architect & Engineer Fees  2,600      2,065
  Property Tax             127,444        -
  Legal & Accounting         6,638     10,377
  General & Administration   1,535      2,048
  Amortization                -           755
  Interest Expense            -         4,985
  Other Operating Expenses   3,000      3,000

       Total Expenses      141,217     23,230



  NET INCOME (LOSS)      1,102,294  $ 107,912







           See notes to financial statements
/TABLE

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                           Year-to-date
                                             March 31,
                                        1997           1996
Cash Flows from Operating Activities:
Net Income (Loss)                 $ 1,102,294       $107,912

Adjustments to reconcile Net
Income (Loss) to Net Cash used
in Operating Activities:
       Amortization                      -              755
       Change in Accounts Payable   (506,591)       547,152
       Change in Accts.Receivable        -           (5,000)
       Change in Payable to
           Related Party              (9,141)            -
       Change in Interest Payable         -          (8,034)
       Increase in Restricted Cash    304,708      (544,637)
            Gain on Sale          (1,243,378)      (149,104)

Total Adjustments                 (1,454,402)      (158,868)

Net Cash used in Operating Act.     (352,108)       (50,956)

Cash Flows from Investing Activities

       Proceeds from Land Sale     5,663,336        867,441
       Cost of Land Improvements  (1,459,488)      (575,063)

Net Cash provided by
       Investing Activities        4,203,848        292,378

Cash Flows from Financing Activities

       Cash Distribution          (3,726,065)
       Reduction of Note Payable         -         (250,000)


NET CHANGE IN CASH                    125,675        (8,578)

CASH AT JANUARY 1,                     57,166        94,635
CASH AT MARCH 31,                     182,841      $ 86,057
                                    =========      =========

               See notes to financial statements.
/TABLE

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1997
                           (Unaudited)



A.     ACCOUNTING POLICIES

       The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ending March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


B.     RELATED PARTY TRANSACTIONS

       The General Partner and its affiliates have been actively involved in managing the property. Landmark Realty Services Corporation, an affiliate of the General Partner, has been reimbursed for their costs which totaled $3,000 and $3,000 for March 31, 1997 and 1996, respectively.

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations

During the first quarter of 1997, the Registrant sold approximately 31 acres for net proceeds of approximately $5.6 million. From these proceeds, $1.4 million was retained to fund specific development and $3.7 million was distributed to the partners. The remainder was reserved to meet operating expenses.

Overall operations of the Registrant have not fluctuated significantly except for property taxes.
The Registrant was assessed rollback property taxes on the property sold. The rollback taxes represent approximately 3 years taxes at a commercial rate for the property. These taxes are required when the property is sold as a result of the property being assessed a special reduced rate while the Registrant owned the property. These rollback taxes are paid only when land is sold. Certain other parcels of the Registrant's property will be subject to this rollback tax.


Financial Condition and Liquidity

 As of April 30, 1997, the Registrant had $153,621 in cash reserves. The General Partners believe that this amount is sufficient to cover all development and operating needs of the Registrant for the next year.

             Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

      (a)  Exhibits

          Exhibit 27 - Financial Data Schedule for the
                  First Quarter of 1997

      (b)  No 8-K's have been filed during this
quarter.

                     SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             COOL SPRINGS, L.P.

                             By:  222 C.S., L.P.
                                  General Partner



Date:   May 15, 1997         By:  /s/ Steven D. Ezell
                                       General Partner



                             By:  222 PARTNERS, INC.
                                  General Partner



Date:   May 15, 1997         By:  /s/Michael A. Hartley
                                  Secretary/Treasurer