Form 10-Q
period 1997-06-30
COOL SPRINGS LP
filed 1997-08-14
CIK 856141

     FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       (As last amended in Rel. No. 31326, eff. 10/22/92.)

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended  June 30, 1997

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


                      FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 1997






                              INDEX


      Financial Statement

           Balance Sheet                    3
           Statement of Operations          4
           Statement of Cash Flows          5
           Note to Financial Statements     6

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)


                          BALANCE SHEET
                           (Unaudited)


                             ASSETS

                                    June 30,   December 31,
                                     1997          1996
     CASH                        $   368,621     $   57,166

     LAND HELD FOR INVESTMENT      3,668,621      6,535,840

     ESCROW DEPOSITS                 328,416        653,192

      Total Assets               $ 4,365,658     $7,246,198
                                  ==========     ==========



                LIABILITIES AND PARTNERS' EQUITY

     LIABILITIES:

      Payable to related party                        9,141
      Development Payable            232,450        544,637

           Total Liabilities         232,450        553,778

     PARTNERS' EQUITY              4,133,208      6,692,420

      Total Liabilities &
      Partners' Equity            $4,365,658     $7,246,198
                                  ==========     ==========


               See notes to financial statements.
          /TABLE

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                          STATEMENT OF OPERATIONS
                                (Unaudited)


                                   Quarter Ending             Year-to-Date
                                     June 30,                Ending June 30,
                                1997       1996          1997         1996
REVENUES:

Land Sales
    Gross Proceeds             278,000        -       $ 6,381,915   $ 950,000
    Cost of Land Sold         (172,222)       -        (4,592,181)   (718,337)
    Closing Costs              (30,088)       -          (473,354)    (82,559)

    Gain on Sale                75,690        -         1,316,380     149,104

    Interest Income              3,244     $1,762         $ 3,377       1,801

Total revenue                   78,934      1,762       1,319,757     150,905


EXPENSES:

    Legal & Accounting          11,051      4,740          15,001      15,117
    Property taxes                 -           -          127,448         -
    General & Administration     3,223      4,948          10,455       9,996
    Amortization                   -          252            -          1,007
    Interest Expense               -           -             -          4,985

       Total Expenses           14,274      9,940         152,904      31,105



NET INCOME (LOSS)             $ 64,660    $(8,178)     $1,166,853    $119,800






                     See notes to financial statements

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                          STATEMENT OF CASH FLOWS
                                (Unaudited)

                                            Year-to-date
                                            June 30,
                                       1997           1996
Cash Flows from Operating Activities:
Net Income (Loss)                $1,166,853      $ 119,800

Adjustments to reconcile Net
Income (Loss) to Net Cash used
in Operating Activities:
  Amortization                          -            1,007
  Change in Accounts Payable         (9,141)           233
  Change in Interest Payable            -           (8,034)
  Decrease in Accrued
      Property Taxes                    -          (12,382)
  Increase in Escrow Deposits       324,776       (559,852)
  Increase in Development Payable  (312,187)       544,637
  Gain on Sale                   (1,316,380)      (149,104)

Total Adjustments                (1,312,932)      (183,495)

Net Cash used in Operating Act.    (146,079)       (63,695)

Cash Flows from Investing Activities

  Proceeds from Land Sale         5,908,561        867,441
  Cost of Land Improvements      (1,724,962)      (613,510)

Net Cash provided by
  Investing Activities            4,183,599        253,931

Cash Flows from Financing Activities

  Change of Note payable                -         (250,000)
  Cash distribution              (3,726,065)


NET CHANGE IN CASH                  311,455        (59,764)

CASH AT JANUARY 1,                   57,166         94,635

CASH AT JUNE 30,                    368,621         34,871
                                   =========      =========

                    See notes to financial statements.
/TABLE

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                     NOTES TO THE FINANCIAL STATEMENTS

                  For the Six Months Ended June 30, 1997
                                (Unaudited)



     A.  ACCOUNTING POLICIES

       The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ending June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


     B.                                     RELATED PARTY TRANSACTIONS

       The General Partner and its affiliates have been actively involved in managing the property. Landmark Realty Services Corporation, an affiliate of the General Partner, has been reimbursed for their costs which totaled $7,350 and $6,900 for June 30, 1997 and 1996, respectively.

      Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations

      There were no sales during the second quarter. During the first quarter of 1997, the Registrant sold approximately 31 acres for net proceeds of approximately $5.6 million. From these proceeds, $1.4 million was retained to fund specific development and $3.7 million was distributed to the partners. The remainder was reserved to meet operating expenses.

      Operations of the Registrant are comparable with prior quarters except for the following. Property tax expense is for rollback property taxes. The Registrant was required to pay rollback property taxes on the property sold in 1997. The city and county assessed rollback taxes on the date of sale of certain farm land. The tax is equal to approximately 3 years taxes at a commercial rate. Certain other parcels of the Registrant's property will be subject to this rollback tax when sold.


      Financial Condition and Liquidity

       As of July 31, 1997, the Registrant had $363,030 in cash reserves. The General Partners believe that this amount is sufficient to cover all development and operating needs of the Registrant for the next year.

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


                                       COOL SPRINGS, L.P.

                                       By:  222 C.S., L.P.
                                            General Partner



      Date:  August 14, 1997      By:  /s/ Steven D. Ezell
                                            General Partner



                                       By:  222 PARTNERS, INC.
                                            General Partner



      Date:  August 14, 1997      By:  /s/Michael A. Hartley
                                            Secretary/Treasurer