Form 10-Q
period 1997-09-30
COOL SPRINGS LP
filed 1997-11-25
CIK 856141

     FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       (As last amended in Rel. No. 31326, eff. 10/22/92.)

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended  September 30, 1997

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


                      FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997






                              INDEX


      Financial Statement

           Balance Sheet                    3
           Statement of Operations          4
           Statement of Cash Flows          5
           Note to Financial Statements     6

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)


                          BALANCE SHEET
                           (Unaudited)


                             ASSETS

                               September 30,   December 31,
                                     1997          1996
     CASH                        $   115,005     $   57,166

     LAND HELD FOR INVESTMENT      3,293,363      6,750,244

     ESCROW DEPOSITS                 308,449        633,192


      Total Assets               $ 3,716,817     $7,440,602
                                  ==========     ==========



                LIABILITIES AND PARTNERS' EQUITY

     LIABILITIES:
      Accounts Payable               232,450        739,041
      Payable to related party          -             9,141
           Total Liabilities         232,450        748,182

     PARTNERS' EQUITY:

      Limited partners (6,349 units
           outstanding)            3,098,227      6,030,784
      Special Limited Partner        386,140        661,636
      General partner                    -              -

           Total Partners' equity  3,484,367      6,692,420

      Total Liabilities &
      Partners' Equity            $3,716,817     $7,440,602
                                  ==========     ==========



               See notes to financial statements.
          /TABLE

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                          STATEMENT OF OPERATIONS
                                (Unaudited)


                       Quarter Ending                 Year-to-Date
                        September 30               Ending September 30,
                        1997          1996          1997           1996
REVENUES:

Land Sales
Gross Proceeds        $600,000       855,000     6,981,915      1,805,000
Cost of Land Sold     (456,652)     (689,006)   (5,050,433)    (1,407,343)
Closing Costs          (52,245)      (80,989)     (525,599)      (163,548)

   Gain on Sale         91,103        85,005     1,405,883        234,109

   Interest Income          21           187         3,399          1,988

Total revenue           91,124        85,192     1,409,282        236,097


EXPENSES:

   Property taxes       12,671           724       140,119            746
   Legal & Accounting    5,715           452        20,716         15,569
   Administration        3,000         3,022        10,855         12,135
   Amortization           -             -             -             1,007
   Interest Expense       -             -             -             4,985
   Land Maintenance      2,029         8,410         3,029          9,270

      Total Expenses    23,415        12,608       174,719         43,712



   NET INCOME (LOSS)   $67,709        72,584     1,234,563        192,385






                     See notes to financial statements

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                          STATEMENT OF CASH FLOWS
                                (Unaudited)

                                         Year-to-date
                                       September 30,
                                     1997           1996
Cash Flows from Operating Activities:
Net Income (Loss)               $ 1,234,563       $192,385

Adjustments to reconcile Net
Income (Loss) to Net Cash used
in Operating Activities:
Amortization                           -             1,007
Change in Accounts Payable           (9,141)           192
Change in Interest Payable             -            (8,034)
Decrease in Accrued
    Property Taxes                     -           (11,654)
Increase in Escrow Deposits         324,743       (632,912)
Increase in Development Payable    (506,591)       544,637
Gain on Sale                     (1,405,883)      (234,109)

Total Adjustments                (1,596,872)      (340,873)

Net Cash used in
  Operating Activities             (362,309)      (148,488)

Cash Flows from Investing Activities

      Proceeds from Land Sale     6,456,316       1,641,453
      Cost of Land Improvements  (1,593,552)      (631,808)

Net Cash provided by
 Investing Activities             4,862,764       1,009,645

Cash Flows from Financing Activities

      Payments on Note Payable         -          (250,000)
      Distribution of Partners   (4,442,616)      (537,413)

Net Cash used in
 Financing Activities            (4,442,616)      (787,413)

NET CHANGE IN CASH                   57,839         73,744

CASH AT JANUARY 1,                   57,166         94,635
CASH AT SEPTEMBER 30,               115,005        168,379
                                   =========      =========

                    See notes to financial statements.
/TABLE

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                     NOTES TO THE FINANCIAL STATEMENTS

               For the Nine Months Ended September 30, 1997
                                (Unaudited)



A.    ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ending September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.



B.    RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the property. Landmark Realty Services Corporation, an affiliate of the General Partner, has been reimbursed for their costs which totaled $9,000 and $9,000 for September 30, 1997 and 1996, respectively.

      Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations

      On August 4, 1997, the Regisrtant sold 4.97 acres to a retail user for net proceeds of $547,755. The sale proceeds were used to make a cash distribution to the partners. During the first quarter of 1997, the Registrant sold approximately 31 acres for net proceeds of approximately $5.6 million. From these proceeds, $1.4 million was retained to fund specific development and $3.7 million was distributed to the partners. The remainder was reserved to meet operating expenses.

      Operations of the Registrant are comparable with prior quarters except for the following. Property tax expense is for rollback property taxes assessed by the city and county when certain land is sold. The 1997 increase in legal & accounting expense is due to the increased sales activity in 1997. The 1996 interest expense was incurred during the first quarter of 1996 prior to the note being paid off on March 28, 1996. The Registrant has not incurred any additional interest expense since that time.

      Financial Condition and Liquidity

           As of October 31, 1997, the Registrant had $107,964 in cash reserves. The General Partners believe that this amount is sufficient to cover all development and operating needs of the Registrant for the next year.

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


                                       COOL SPRINGS, L.P.

                                       By:  222 C.S., L.P.
                                            General Partner



      Date: November 25, 1997      By:  /s/ Steven D. Ezell
                                            General Partner



                                       By:  222 PARTNERS, INC.
                                            General Partner



      Date: November 25, 1997      By:  /s/Michael A. Hartley
                                            Secretary/Treasurer