Form 10-K405
period 1997-12-31
COOL SPRINGS LP
filed 1998-03-31
CIK 856141

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1997

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

     The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $6,349,000 as of February 28, 1998. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

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

Narrative Description of Business

     The Registrant purchased for investment approximately 71 acres of land in the Cool Springs Development, a 1,150 acre mixed-use project in Williamson County, Tennessee. The Property consisted of two parcels of land situated along I-65 near the Galleria Mall ("the Mall"). The larger parcel of 56 acres is situated at the southwest corner of the intersection of Interstate 65 and Cool Springs Boulevard, bordered by Mallory Lane on the west and Jordan Road to the south. The smaller parcel, consisting of 15 acres, borders Mallory Lane between the Mall and Cool Springs Boulevard. Both parcels were zoned for interchange commercial allowing for a wide variety of commercial uses. As of December 31, 1997, the Registrant held one acre.

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

Item 2.  Properties

     As of December 31, 1997, Registrant owned approximately 1 acre of undeveloped land in Franklin, Tennessee. See Item 1 for a more detailed description.

Item 3.  Legal Proceedings

          In February 1997, a suit was filed against the Partnership in the Chancery Court for Williamson County Tennessee, Case No. 24528, C.M. Patel v. Cool Springs, L.P. The plaintiff alleges that the Partnership breached a contract to sell a parcel of land to the plaintiff. The Partnership has denied that it was obligated to sell the parcel to the plaintiff and will vigorously defend the lawsuit. The plaintiff amended the Complaint in February 1998 to add JDN Development Company, Inc.("JDN") as a defendant. The plaintiff has requested specific performance, to set aside the conveyance of certain real property, including the parcel at issue, from the Partnership to JDN and, in the alternative, monetary damages.

Item 4.  Submission of Matters to a Vote of Security Holders

     The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
Interest and Related Security Holder Matters

     There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on May 21, 1990 of 7,500 Units of Limited Partnership Interest. Due to uncertainties regarding Cool Springs Venture, the former owner and developer of the Cool Springs project, the general partner terminated the offering in September 1990. As February 28, 1997, there were 536 holders of record of the 6,349 Units of Limited Partnership Interests.

     The Registrant distributed $6,729,940 and $476,175, or $1,060 and $75 per unit, to the partners during 1997 and 1996. There were no distributions made to Unit Holders during 1995. There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                       For the Year Ended
                          December 31,

                        1997        1996      1995        1994      1993

Total Revenues     $1,951,452      238,381    3,185        880       383
Net earnings (loss)$1,639,779      197,630  (90,351)   (69,044)  (55,704)
Net earnings (loss)
  per limited
  partner unit        $220.45        27.12   (10.74)     (8.21)    (6.62)
Distributions per
  limited partner
  unit                 $1,060           75      -          -          -
Total Assets       $1,034,394    7,440,602 7,311,981 7,246,913   7,230,373
Note Payable           -              -      250,000   100,000        -



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     During 1997, the Registrant sold 57 acres for $10.8 million. From these proceeds, $7.6 million was distributed to the partners, $1.7 million was spent on development related to the sales, and a $500,000 payment was made on the development payable.

During 1996, the Registrant sold 6.1 acres for $1.8 million. From these proceeds, $537,413 was distributed to the partners, $617,637 was escrowed for development related to the sales, the $250,000 note payable was retired in full and the remainder was retained to meet operating expenses. There were no sales of property in 1995. The escrowed sales proceeds are included in restricted cash on the balance sheet. See Note(2) in Notes to the Financial Statements for more information.

     Overall operations of the Registrant have not changed significantly. The increase in property taxes is due to rollback taxes paid on the property sold. Most of the land sold in 1997 had been taxed at a lower agricultural rate while the Registrant held the land undeveloped. The Registrant was allowed to keep this agricultural tax rate, even though, the land was included in the Cool Springs Corporate and Retail Center in return for paying rollback taxes upon the sale and development of the property. The city and county assess rollback taxes on the date of sale and the tax is equal to approximately three years taxes at a commercial rate.

     The 1997 increase in legal and accounting expense is due to the increase sales activity in 1997. The decline in interest is due to the retirement of the Note Payable in the first quarter of 1996. The 1995 property maintenance costs are higher because the Registrant incurred additional costs preparing for the sale in March of 1996.

Financial Condition and Liquidity

     As of February 28, 1998, the Registrant had cash balances of $111,057. The Registrant also holds only one acre of land which it expects to sell in 1998. Upon the sale of the remaining acre, the Registrant will satisfy all payables, distribute the remaining cash, and dissolve the partnership. The current cash balance is sufficient to maintain the partnership until the partnership can be dissolved.

     We have considered the impact of Year 2000 issues on our computer systems and applications and developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Partnership.
Item 8.  Financial Statements and Supplementary Data

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                         FINANCIAL STATEMENTS
                          FOR THE YEARS ENDED
                   DECEMBER 31, 1997, 1996, AND 1995

                                 INDEX

                                                       Page
                                                       Number

Independent Auditors' Report                           F-1

Financial Statements
     Balance Sheets                                    F-2
     Statements of Operations                          F-3
     Statements of Partners' Equity                    F-4
     Statements of Cash Flows                          F-5
     Notes of Financial Statements                     F-7

                     Independent Auditors' Report

The Partners
Cool Springs, L.P.:

We have audited the accompanying balance sheets of Cool Springs, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cool
Springs, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996.

                                   KPMG Peat Marwick LLP

Nashville, Tennessee
January 30, 1998
                                    F-1

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                            Balance Sheets

                      December 31, 1997 and 1996


          Assets                                1997        1996

Cash and cash equivalents                  $ 208,395      57,166
Restricted cash (note 2)                     425,999     633,192
Land and improvements
  held for investment (note 3)               400,000   6,750,244


          Total assets                  $  1,034,394   7,440,602


          Liabilities and Partners' Equity

Liabilities:
  Accounts payable                       $    5,634            -
  Accrued property taxes                     92,000            -
  Payable to related party (note 4)               -        9,141
  Development payable                       200,000      739,041

          Total liabilities                 297,634      748,182


Partners' equity:
  Limited partners (6,349 units
   outstanding)                              700,468   6,030,784
  Special limited partners                    36,292     661,636
  General partner                                  -           -

          Total partners' equity             736,760   6,692,420

Commitments and contingencies (notes 2 and 4)

          Total liabilities and
            partners' equity             $  1,034,394  7,440,602




See accompanying notes to financial statements.
                               F-2

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                       Statements of Operations

             Years ended December 31, 1997, 1996 and 1995

                                  1997        1996        1995

Revenue:
   Sales of land and
     improvements          $  10,883,493  1,805,000          -
   Cost of land and
   improvements sold          (8,085,428)(1,407,343)         -
   Selling expenses (note 4)    (849,975)  (163,548)         -

   Gain on sale of land
     and improvements           1,948,090   234,109          -

   Interest revenue                 3,362     4,272        3,185
                                 -------     -------     -------
          Total revenue         1,951,452   238,381        3,185


Expenses:
  Property maintenance costs       4,180      2,393       16,060
  Property taxes                271,004        746       12,200
  Legal and accounting
      fees (note 4)               22,253     16,647       14,323
  General and administrative
     (note 4)                     14,236     14,973       15,746
  Amortization                         -      1,007        9,169
  Interest                             -      4,985       26,038

          Total expenses         311,673     40,751       93,536

          Net earnings (loss) $1,639,779    197,630      (90,351)

Net earnings (loss) allocated to:

   General partner            $   67,978      4,710            -

   Special limited partner    $  172,177     20,751      (22,136)

   Limited partners           $1,399,624    172,169      (68,215)

   Net earnings (loss)
    per limited partner unit  $   220.45      27.12       (10.74)

   Weighted average units
    outstanding                    6,349      6,349        6,349

See accompanying notes to financial statements.
                               F-3
                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                      Statements of Partners' Equity

               Years ended December 31, 1997, 1996 and 1995


                           Limited        Special
                          partners        limited    General      Total
                     units     amounts   partners    partner
Balance at
  December 31, 1994  6,349 $ 5,473,254  1,649,200        100    7,122,554

     Net loss          -       (68,215)   (22,136)       -        (90,351)
                   _______      _______    _______   _______      _______
Balance at
  December 31, 1995  6,349   5,405,039  1,627,064       100     7,032,203

     Net earnings      -       172,169     20,751     4,710       197,630

     Transfer of partnership
      interest (note 3) -      929,751   (929,751)       -          -
     Distributions
       to partners
       (note 6)        -      (476,175)   (56,428)    (4,810)    (537,413)
                   _______      _______    _______    _______     _______
Balance at
  December 31, 1996  6,349   6,030,784    661,636         -     6,692,420

Net earnings          -       1,399,624   172,177      67,978   1,639,779

Distributions
to partners(note 6)   -      (6,729,940) (797,521)    (67,978) (7,595,439)
                  --------      -------    -------    --------  ---------
Balance at
  December 31, 1997  6,349 $    700,468    36,292          -      736,760





See accompanying notes to financial statements.
                                    F-4

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                       Statements of Cash Flows

             Years ended December 31, 1997, 1996 and 1995

                                                     1997           1996           1995
Cash flows from operating activities:
Net earnings (loss)                              $ 1,639,779       197,630        (90,351)
Adjustments to reconcile net earnings(loss)
     to net cash provided by (used in) operating activities:
     Amortization                                       -            1,007          9,169
     Cost of land and improvements sold           8,085,428      1,407,343           -
     Decrease (increase) in restricted cash         207,193       (633,192)          -
     Cost of land improvements                   (1,735,184)      (941,248)        (2,289)
     Decrease in prepaid interest                      -              -               551
     Increase (decrease) in accounts payable          5,634           (221)        (2,149)
     (Decrease) increase in accrued interest payable   -            (8,034)         8,034
     Increase (decrease) in accrued property taxes   92,000        (12,382)          (466)
     (Decrease) increase in development payable    (539,041)       739,041           -
     Decrease in payable to related party            (9,141)          -              -

Net cash provided by(used in) operating activities7,746,668        749,944        (77,501)

Cash flows from financing activities

     Note payable proceeds                             -              -            150,000
     Principal payments on Note payable                -          (250,000)          -
     Distributions to partners                   (7,595,439)      (537,413)          -

Net cash (used) provided by financing activities (7,595,439)      (787,413)       150,000

Net increase (decrease) in cash
     and cash equivalents                           151,229        (37,469)        72,499
                                                                F-5

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                       Statements of Cash Flows

             Years ended December 31, 1997, 1996 and 1995

                                    1997      1996        1995

Cash and cash equivalents at
     beginning of year            57,166     94,635     22,136
Cash and cash equivalents at
     end of year               $ 208,395     57,166     94,635


Supplemental Disclosures of Cash Flow Information:

     Cash paid for interest    $       -     13,019     17,453


See accompanying notes to financial statements.
                                    F-6

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                     Notes to Financial Statements

                      December 31, 1997 and 1996

(1)  Summary of Significant Accounting Policies

     (a)  Organization

     Cool Springs, L.P. (the Partnership), a Tennessee Limited
     Partnership, was organized on September 20, 1989, to acquire undeveloped land located in Franklin, Tennessee.
     The general partner is 222 C.S., L.P. The general partners of 222 C.S., L.P.are 222 Partners, Inc., Steven
     D. Ezell and Michael A. Hartley. The Partnership prepares financial statements and income tax returns on the accrual method of accounting. The financial statements include only those assets, liabilities and results of operations which relate to the Partnership.

     (b)  Estimates

     Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles.
     These estimates include the determination of the estimated fair value of the Partnership's land and improvements held for investment in accordance with the provisions of Statement of Financial Accounting Standards
     No. 121. Actual results could differ from those estimates.

     (c)  Cash and Cash Equivalents

     The Partnership considers all short term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

     Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

     (d)  Land and Improvements Held for Investment

     Land and improvements held for investment is recorded at cost and includes two tracts of undeveloped land representing approximately 1 and 58 acres at December 31, 1997 and 1996, respectively. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. The tax basis of the land and improvements held for
                               F-7
                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                     Notes to Financial Statements


(1)  Summary of Significant Accounting Policies (continued)

     investment is $402,283 and $6,562,566 at December 31, 1997 and 1996, respectively.

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

     (h)  Partnership Allocations

     Net profits, losses, and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

     Partnership profits are allocated first to the special limited partner in proportion to the special limited partner interest. Any profits not allocated to the special limited partner are allocated to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed) and unpaid preferred returns. Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                     Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 25% to 75%.
     Thereafter, profits are generally allocated 25% to the general partner and 75% to the limited partners. Net losses not allocated to the special limited partner are allocated to the limited partners and general partners in proportion to their positive capital accounts.

     Partnership distributions are allocated to the special limited partner in proportion to the special limited partner interest, then 99% to the limited partners and 1% to the general partner in an amount equal to their preferred return (12% annual cumulative return on capital contributed), 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and then 75% to the limited partners and 25% to the general partner.

     Cumulative unpaid preferred returns are $36,274 and $4,464,468 at December 31, 1997 and 1996, respectively.

     (i)  Reclassifications

     Certain reclassifications have been made to conform to the current year presentation.

(2)  Restricted Cash

     At December 31, 1997 and 1996, the Partnership has restricted cash balances of $425,999 and $633,192, respectively, to be used to fund property improvements, consisting of road and utility work.

(3)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at
     December 31 are as follows:
                                    1997       1996
     Land and carrying costs  $   271,427   6,318,315
     Land improvements            128,573     431,929
                              $   400,000   6,750,244
                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                     Notes to Financial Statements


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

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                     Notes to Financial Statements

(4)  Related Party Transactions

     Through December 31, 1997, the general partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the general partner receive fees for performing certain services. Expenses incurring for these services are as follows:

                                     1997        1996        1995

     Real Estate commissions     $443,315           -           -
     Accounting, tax and management
       consulting fees              2,600       2,800       2,000
     Partnership administration
       reimbursement               12,000      12,000      12,000
     Engineering fees               1,000           -           -

     The payable to a related party, totaling $9,141 at December
     31, 1996, represents amounts due to affiliates for partnership administration fees and property taxes paid on behalf of Cool
     Springs, L.P. This amount was non interest-bearing and was repaid in 1997.

(5)  Fair Value of Financial Instruments

     At December 31, 1997 and 1996, the Partnership had financial instruments including cash and cash equivalents, restricted cash, accounts payable, accrued property taxes and other payables. The carrying amounts of the financial instruments approximate their fair value because of the short maturity of those financial instruments.

(6)  Distributions

     For the years ended December 31, 1997 and 1996, the Partnership made distributions to the limited partners of $6,729,940 and $476,175 ($1,060 per unit and $75 per unit), respectively.  There were no distributions in 1995.

(7)  Contingency

     In February 1997, a suit was filed against the Partnership alleging that the Partnership breached a contract to sell a parcel of land to the plaintiff. The suit requests specific performance, to set aside the conveyance of certain real property, including the parcel of land at issue, and in the alternative, monetary damages. The Partnership believes the suit is without merit and intends to vigorously defend it. The suit when finally concluded, in the opinion of management of the Partnership, based on information it presently possesses, will not have a material adverse effect on the Partnership's financial position.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures.

         None.

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

Registrant does not have any directors or officers.  222 C.S.,L.P.
is the general partner.  Steven D. Ezell, Michael A. Hartley and
222 Partners, Inc. are the general partners of the general partner and as such have general responsibility and ultimate authority in matters affecting Registrant's business.

The general partners of 222 C.S., L.P. are as follows:

Steven D. Ezell

Steven D. Ezell, age 45, is a general partner of 222 C.S., L.P. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter
Realty Inc. in New York City, most recently as Senior Vice
President.  Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

Michael A. Hartley, age 38, is a general partner of 222 C.S., L.P.
He is Secretary/Treasurer and a Vice President of 222 Partners,
Inc.  He has been an officer of 222 Partners, Inc. from September
17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean
Witter Realty Inc., a New York-based real estate investment firm.

222 Partners Inc.

222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald
Ezell, Steven D. Ezell, and Michael A. Hartley.

Other directors of 222 Partners, Inc. are as follows:

W. Gerald Ezell

W. Gerald Ezell, age 67, serves on the Board of Directors of 222
Partners, Inc.  Until November, 1985, Mr. Ezell had been for over
20 years an agency manager for Fidelity Mutual Life Insurance
Company and a registered securities principal of Capital Analysts
Incorporated, a wholly owned subsidiary of Fidelity Mutual Life
Insurance Company.

Item 11.  Executive Compensation

     During 1997, Registrant was not required to and did not pay remuneration to any executives, partners of the general partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The general partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership
Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management As of February 28, 1998 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of
1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ending December 31, 1997, earned or received compensation services from the Registrant in excess of $60,000 except for the real estate commissions earned by Landmark Realty Services Corporation of $443,315.

     For more information regarding this commission and a listing of miscellaneous transactions with affiliates refer to Note 4 of the Notes to Financial Statements in Item 8.


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

           22    Subsidiaries - Registrant has no subsidiaries.

           27    Financial Data Schedule

  (b) No reports on Form 8-K have been filed the last quarter of 1997.



Financial Statement Schedule Filed Pursuant to Item 14(a)(2):


                          COOL SPRINGS, L.P.
                  ( A Tennessee Limited Partnership)

                        ADDITIONAL INFORMATION
                          FOR THE YEARS ENDED
                           DECEMBER 31, 1997

                                 INDEX

Additional financial information furnished pursuant to the requirement of Form 10-K:

Financial Statement Schedule -

Independent Auditors' Report                          S-1

Schedule III - Real Estate and Accumulated
Depreciation                                          S-2

All other Schedules have been omitted because they are inapplicable, not required or the information is included in the Financial Statements or notes thereto.




                     Independent Auditors' Report

The Partners
Cool Springs, L.P.:

Under date of January 30, 1998. We reported on the balance sheets of Cool Springs, L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed Of" on January 1, 1996.





                                     KPMG PEAT MARWICK LLP

Nashville, Tennessee
January 30, 1998.

                               S-1



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


Description         Encum-     Land    Building  Improve-  Carrying    Land    Building    Total      Accumu-     Date of Date
                    brances          and improve- ments     costs            and improve-            lated de-   construc-
                             acquired   ments                                   ments               preciation    tion
   ________            ____       __      _____     _____     _____       _       _____       __         ____        ____   _

1 acre of land
in Williamson Co., TN  -    $  271,427     -      128,573      -       271,427  128,573    400,000       -         6/96

*Assets scheduled above represent land and non-depreciable land improvements, therefore accumulated depreciation and depreciable lives are not applicable.

                                    1997          1996       1995

(1)  Balance at beginning
      of  period                 $6,750,244     7,216,339 7,214,050
     Land improvements            1,735,184       941,248     2,289        -
     Cost of land sold            8,085,428    (1,407,343)        -
     Balance at end of period       400,000     6,750,244 7,216,339

(2)  Aggregate cost for Federal
      income tax purposes         $ 402,283     6,562,566 7,216,339

                           S-2

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

                                   COOL SPRINGS, L.P.
                                   By:  222 C.S., L.P.
                                        General Partner

DATE:  March 31, 1998              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 1998              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1998                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   COOL SPRINGS, L.P.
                                   By:  222 C.S., L.P.
                                        General Partner

DATE:  March 31, 1998              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 1998              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 27, 1998                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

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