Form 10-Q
period 1998-03-31
COOL SPRINGS LP
filed 1998-05-14
CIK 856141

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
  (As last amended in Rel. No. 31326, eff. 10/22/92.)

                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 1998

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

                         YES    X     NO

             PART 1. FINANCIAL INFORMATION
             Item 1. Financial Statement.

                  COOL SPRINGS, L.P.
           (A Tennessee Limited Partnership)


                 FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1998






                         INDEX


  Financial Statement

       Balance Sheet                    3
       Statement of Operations          4
       Statement of Cash Flows          5
       Note to Financial Statements     6

                  COOL SPRINGS, L.P.
                (A Limited Partnership)


                     BALANCE SHEET
                      (Unaudited)


                        ASSETS

                               March 31,   December 31,
                                 1998          1997
CASH                         $   102,102    $   208,395

LAND AND IMPROVEMENTS
HELD FOR INVESTMENT              400,000        400,000


RESTRICTED CASH                  426,083        425,999


  Total Assets               $   928,185     $1,034,394
                              ==========     ==========



           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accounts Payable                 4,485         97,634
  Development Payable            200,000        200,000
      Total Liabilities          204,485        297,634

PARTNERS' EQUITY:

  Limited partners (6,349 units
      outstanding)               688,779        700,468
  Special Limited Partner         34,921         36,292
  General partner                    -              -

      Total Partners' equity     723,700        736,760

  Total Liabilities &
  Partners' Equity            $  928,185     $1,034,394
                              ==========     ==========


          See notes to financial statements.
/TABLE

                  COOL SPRINGS, L.P.
                (A Limited Partnership)

                STATEMENT OF OPERATIONS
                      (Unaudited)

                                 Quarter &
                                Year-to-date
                              Ending March 31,

                               1998       1997
REVENUES:

Land Sales
  Sale Proceeds         $     -      6,103,915
  Cost of Land and
  Improvements Sold           -     (4,419,958)

  Closing Costs               -       (440,579)

  Gain on Sale of Land
  and Improvements            -      1,243,378

  Interest                   6,568         133

       Total Revenue    $    6,568   1,243,511

EXPENSES:

  Architect & Engineer Fees 13,514      2,600
  Grounds Maintenance       17,862        -
  Property Tax             (27,597)   127,444
  Legal & Accounting        12,822      6,638
  General & Administration      27      1,535
  Other Operating Expenses   3,000      3,000

       Total Expenses       19,628    141,217



  NET (LOSS) INCOME       (13,060) $1,102,294




           See notes to financial statements
/TABLE

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                           Year-to-date
                                             March 31,
                                        1998           1997
Cash Flows from Operating Activities:
Net (Loss) Income              $    (13,060)     $1,102,294

Adjustments to reconcile Net
(Loss) Income to Net Cash used
in Operating Activities:

       Change in Accounts Payable    (93,149)       (506,591)
       Change in Payable to
           Related Party                 -            (9,141)
       Change in Restricted Cash         (84)        304,708
       Gain on Sale                      -        (1,243,378)

Total Adjustments                    (93,233)     (1,454,402)

Net Cash used in Operating Act.     (106,293)       (352,108)

Cash Flows from Investing Activities

       Proceeds from Land Sale           -          5,663,336
       Cost of Land Improvements         -         (1,459,488)

Net Cash provided by
       Investing Activities              -          4,203,848

Cash Flows from Financing Activities

       Cash Distribution                 -         (3,726,065)


NET CHANGE IN CASH                   (106,293)        125,675

CASH AT JANUARY 1,                    208,395          57,166
CASH AT MARCH 31,                     102,102      $  182,841
                                    =========       =========

               See notes to financial statements.
/TABLE

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)
              NOTES TO THE FINANCIAL STATEMENTS
            For the Three Months Ended March 31, 1998
                           (Unaudited)
A.     ACCOUNTING POLICIES

       The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ending March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


B.     RELATED PARTY TRANSACTIONS

       The General Partner and its affiliates have been actively involved in managing the property. Landmark Realty Services Corporation, an affiliate of the General Partner, has been reimbursed for their costs which totaled $3,000 and $3,000 for March 31, 1998 and 1997, respectively.

C.     COMPREHENSIVE INCOME

      Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three month periods ended March 31, 1998, and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations

There were no sales during the first quarter of 1998.
On April 6, 1998, the Registrant sold the remaining land (one acre) held for gross proceeds of $385,000. In 1997, the Registrant sold 31 acres during the first quarter.

Fluctuations in the income statement are mainly due to sales. The increase in Architect & Engineering Fees and Grounds Maintenance is due to costs incurred preparing for the April 6, 1998 sale. The credit balance in property tax is due to an over accrual of property taxes at December 31, 1997. Certain taxes were accrued in property tax payable that were paid at the December 1997 sale.

The 1997 property tax expense is due to roll back taxes which are paid at the closing of a land sale. The 1997 roll back taxes applied to the 31 acres sold during the first quarter of 1997. Legal and accounting fees increased due to higher fees for accounting, legal fees related to the securities and exchange filings, and the timing of accounting payments.

Financial Condition and Liquidity

 As of April 30, 1998, the Registrant had $440,719 in cash reserves. The General Partners believe that this amount is sufficient to cover all development and operating needs of the Registrant for the next year.

Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

      (a)  Exhibits

          Exhibit 27 - Financial Data Schedule for the
                  First Quarter of 1998

      (b)  No 8-K's have been filed during this quarter.

                     SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             COOL SPRINGS, L.P.

                             By:  222 C.S., L.P.
                                  General Partner



Date:   May 15, 1998         By:  /s/ Steven D. Ezell
                                       General Partner



                             By:  222 PARTNERS, INC.
                                  General Partner



Date:   May 15, 1998         By:  /s/Michael A. Hartley
                                  Secretary/Treasurer