Form 10-Q
period 1998-06-30
COOL SPRINGS LP
filed 1998-08-14
CIK 856141

     FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       (As last amended in Rel. No. 31326, eff. 10/22/92.)

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended  June 30, 1998

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


                           FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997






                              INDEX


      Financial Statement

           Balance Sheets                   3
           Statements of Operations         4
           Statements of Cash Flows         5
           Notes to Financial Statements    6

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)


                          BALANCE SHEETS
                           (Unaudited)


                             ASSETS

                                    June 30,   December 31,
                                     1998          1997
     CASH                        $   408,107     $  208,395

     RESTRICTED CASH                 426,093        425,999

     LAND AND IMPROVEMENTS
     HELD FOR INVESTMENT                   -        400,000


      Total Assets               $   834,200     $1,034,394
                                  ==========     ==========



                LIABILITIES AND PARTNERS' EQUITY

     LIABILITIES:

      Accounts Payable           $         -    $    97,634
      Development Payable            200,000        200,000

           Total Liabilities         200,000        297,634

     PARTNERS' EQUITY:

     Limited Partners (6,349 units
     outstanding)                    608,677        700,468
     Special limited partner          25,523         36,292
     General partner                    -              -
         Total partners' equity      634,200        736,760

     Total Liabilities &
     Partners' Equity             $  834,200    $ 1,034,394
                                  ==========     ==========


               See notes to financial statements.
          /TABLE

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
                                (Unaudited)


                              Quarter Ending     Year-to-Date
                                       Ending
                                  June 30,        June 30,
                             1998     1997        1998      1997
REVENUES:

Land Sales
    Gross Proceeds     $  385,000 $ 278,000  $ 385,000  $6,381,915
    Cost of Land Sold    (400,000) (172,222)  (400,000) (4,592,181)
    Closing Costs         (37,085)  (30,088)   (37,085)   (473,354)

    (Loss) Gain on
           Land Sales     (52,085)   75,690    (52,085)  1,316,380

    Interest Income            10     3,244      6,578       3,377

Total revenues            (52,075)   78,934    (45,507)  1,319,757


EXPENSES:

    Legal & Accounting      6,537     11,051     19,359     15,001
    Property taxes          1,024          -    (26,573)   127,448
    General&Administration  3,307      3,223      6,333     10,455
    Architect &
    Engineer Fees           2,300          -     15,814          -
    Grounds Maintenance    24,257          -     42,120          -

       Total Expenses      37,425     14,274     57,053     152,904

NET (LOSS) INCOME        $(89,500)   $64,660  $(102,560) $1,166,853


                     See notes to financial statements

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                         Year-to-date
                                         June 30,
                                     1998           1997
Cash Flows from Operating Activities:
Net (Loss) Income                $(102,560)     $1,166,853

Adjustments to reconcile Net
(Loss) Income to Net Cash provided by
Operating Activities:
  Cost of Land Sold                 400,000      4,592,181
  Cost of Land & Improvements          -        (1,724,962)

  Decrease in Accounts Payable      (97,634)        (9,141)
  Decrease in Accrued
      Property Taxes                    (94)             -
  Decrease in Restricted Cash             -        324,776
  Decrease in Development Payable         -       (312,187)

Net Cash provided by
      Operating Activities           199,712      4,037,520

Cash Flows from Financing Activities

  Cash distribution to partners           -     (3,726,065)


NET INCREASE IN CASH                199,712        311,455

CASH AT JANUARY 1,                  208,395         57,166

CASH AT JUNE 30,                  $ 408,107      $ 368,621
                                   =========      =========

                    See notes to financial statements.
/TABLE

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS

       For the Three and Six Months Ended June 30, 1998 and 1997
                                (Unaudited)



     A.  ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ending June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


     B. RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the property. Landmark Realty Services Corporation, an affiliate of the General Partner, has been reimbursed for their costs which totaled $6,000 and $7,350 for the six months ended June 30, 1998 and 1997, respectively.



     C.   COMPREHENSIVE INCOME

     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three and six month periods ended June 30, 1998, and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods as the same as net income(loss).

      Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations

     On April 6, 1998, the Registrant sold the remaining land (one acre) held for grosss proceeds of $385,000. In 1997, the Registrant sold 31 acres during the first quarter.

     Fluctuations in the income statement are mainly due to sales. The increase in architect and engineering fees and grounds maintenance is due to costs incurred preparing for the April 6, 1998 sale. The credit balance in property tax is due to an over accrual of property taxes at December 31, 1997. The 1997 property tax expense is due to roll back taxes which were paid at the closing of the 31 acres sold during the first quarter of 1997.

     The General Partner continues to monitor the impact of year 2000 issues on our computer systems and applications and has developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Registrant.

      Financial Condition and Liquidity

     As of July 31, 1998, the Registrant had $575,946 in cash reserves. The General Partners believe that this amount is sufficient to cover all development and operating needs of the Registrant for the next year.

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


                                       COOL SPRINGS, L.P.

                                       By:  222 C.S., L.P.
                                            General Partner



      Date:  August 14, 1998      By:  /s/ Steven D. Ezell
                                            General Partner



                                       By:  222 PARTNERS, INC.
                                            General Partner



      Date:  August 14, 1998      By:  /s/Michael A. Hartley
                                            Secretary/Treasurer