Form 10-Q
period 1998-09-30
COOL SPRINGS LP
filed 1998-11-16
CIK 856141

     FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended  September 30, 1998

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


                      FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997






                              INDEX


      Financial Statements

           Balance Sheets                    3
           Statements of Operations          4
           Statements of Cash Flows          5
           Notes to Financial Statements     6

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)


                         BALANCE SHEETS
                           (Unaudited)


                             ASSETS

                               September 30,   December 31,
                                     1998          1997
     CASH                        $   723,318     $  208,395
     RESTRICTED CASH                 240,134        425,999
     LAND AND IMPROVEMENTS
     HELD FOR INVESTMENT                   -        400,000


      Total Assets               $   963,452     $1,034,394
                                  ==========     ==========



                LIABILITIES AND PARTNERS' EQUITY

     LIABILITIES:
      Accounts Payable            $     -        $   97,634
      Development Payable               -           200,000
           Total Liabilities            -           297,634

     PARTNERS' EQUITY:

      Limited partners (6,349 units
           outstanding)              903,357        700,468
      Special Limited Partner         60,095         36,292
      General partner                    -                -

           Total Partners' equity    963,452        736,760

      Total Liabilities &
      Partners' Equity            $  963,452   $  1,034,394
                                  ==========     ==========



               See notes to financial statements.
          /TABLE

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                       Quarter Ending              Year-to-Date
                        September 30,          Ending September 30,
                        1998         1997        1998      1997
REVENUES:

Land Sales
Gross Proceeds        $      -  $  600,000   $ 385,000 $6,981,915
Cost of Land Sold            -    (456,652)   (400,000)(5,050,433)
Closing Costs                -     (52,245)    (37,085)  (525,599)

 Gain (Loss) on Land Sales   -      91,103     (52,085) 1,405,883

    Interest Income         41          21       6,619      3,399
    Refund of
      Escrow Deposit   334,586           -     334,586          -

Total revenues         334,627      91,124     289,120  1,409,282

EXPENSES:

   Property taxes            -      12,671     (26,573)   140,119
   Legal & Accounting    2,375       5,715      21,734     20,716
   General &
   Administration        3,000       3,000       9,333     10,855
   Architect &
   Engineering Fees          -          -       15,814          -
   Grounds
   Maintenance               -       2,029      42,120      3,029

      Total Expenses     5,375      23,415      62,428    174,719

   NET INCOME          $329,252   $ 67,709   $ 226,692  $1,234,563









                         See notes to financial statements
/TABLE

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                          STATEMENT OF CASH FLOWS
                                (Unaudited)

                                         Year-to-date
                                       September 30,
                                     1998           1997
Cash Flows from Operating Activities:
Net Income                        $226,692     $ 1,234,563

Adjustments to reconcile Net
Income to Net Cash Provided
by Operating Activities:
Cost of Land Sold                  400,000       5,050,433
Cost of Land & Improvements            -        (1,593,552)

Decrease in Accounts Payable        (97,634)        (9,141)
Decrease in Restricted Cash         185,865        324,743
Decrease in Development Payable    (200,000)      (506,591)

Net Cash provided by
     Operating Activities           514,923      4,500,455

Cash Flows from Financing Activities

  Cash Distribution to Partners           -     (4,442,616)

NET INCREASE IN CASH                514,923         57,839

CASH AT JANUARY 1                   208,395         57,166

CASH AT SEPTEMBER 30,             $ 723,318      $ 115,005
                                  =========      =========


                    See notes to financial statements.
/TABLE

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

    For the Three and Nine Months Ended September 30, 1998 and 1997
                                (Unaudited)

A.    ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations.
The results of operations for the nine month period ending September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.



B.    RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the property. Landmark Realty Services
Corporation, an affiliate of the General Partner, has been reimbursed for their costs which totaled $9,000 and $10,350 for the Nine Months ended September 30, 1998 and 1997, respectively.

C.    COMPREHENSIVE INCOME

     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three and nine month periods ended September 30, 1998 and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods as the same as net income.

      Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations


The Registrant sold the remaining land held on April 6, 1998.
During the third quarter of 1997, approximately five acres were sold, yielding 36 acres in total sales for 1997.

Fluctuations in the income statement are mainly due to sales and wrapping up the Registrant's operations. The Registrant received $334,586 in refunds of escrow deposits during the third quarter due to actual development costs being less than estimated at the time of the related sales. The credit balance in property taxes for 1998 is due to roll back taxes from the 1997 sales of land. The increase in architect and engineering fees and grounds maintenance is due to costs related to the April 6, 1998 sale.

Since all land assets are sold, the General Partner is in the process of wrapping up the Partnership. Due to certain development issues, this process is not expected to be complete until late 1998 or early 1999.

Due to the limited remaining life of the Registrant, the General
Partner does not expect the year 2000 issues to affect the Registrants computer systems and applications.

      Financial Condition and Liquidity

As of October 31, 1998, the Registrant had $723,723 in cash reserves. As soon as the development issues are resolved, the General Partner plans to distribute the available cash balances to the partners in accordance with the partnership agreement. All future operating expenses are expected to be minimal.

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


                                       COOL SPRINGS, L.P.

                                       By:  222 C.S., L.P.
                                            General Partner



      Date: November 16, 1998      By:  /s/ Steven D. Ezell
                                            General Partner



                                       By:  222 PARTNERS, INC.
                                            General Partner



      Date: November 16, 1998      By:  /s/Michael A. Hartley
                                            Secretary/Treasurer