Form 10-K405/A
period 1998-12-31
COOL SPRINGS LP
filed 1999-03-31
CIK 856141

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1998

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

     The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $6,349,000 as of February 28, 1999. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

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

     Prior to April 6, 1998, the Registrant's primary business was to acquire, develop, and dispose of certain undeveloped real properties located in Franklin, Williamson County, Tennessee; (the "Property"). Registrant's investment objectives are preservation of capital, appreciation through the passage of time, growth in the surrounding areas, and the development of the property prior to resale. On April 6, 1998, the Registrant sold the remaining land held. The General Partners are currently wrapping up the Partnership and expect this process to be complete in early 1999.

Financial Information About Industry Segments

     The Registrant's activity, investment in land, is within one industry segment and geographical area. Therefore, financial data relating to the geographical area and the industry segment is included in Item 6 - Selected Financial Data.

Narrative Description of Business

     The Registrant purchased for investment approximately 71 acres of land in the Cool Springs Development, a 1,150 acre mixed-use project in Williamson County, Tennessee. As of December 31, 1998, the Registrant had sold all land originally purchased and does not intend to purchase any more land.

    The Registrant has no employees. Property management services are being provided under a contractual agreement with Landmark
Realty Services Corporation, an affiliate of the general partner.

Item 2.  Properties

     As of December 31, 1998, the Registrant did not own any land.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership
Interest and Related Security Holder Matters

     There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on May 21, 1990 of 7,500 Units of Limited Partnership Interest. Due to uncertainties regarding Cool Springs Venture, the former owner and developer of the Cool Springs project, the general partner terminated the offering in September 1990. As of February 28, 1999, there were 540 holders of record of the 6,349 Units of Limited Partnership Interests.

     The Registrant distributed $539,665, $6,729,940, and $476,175 or $85, $1,060, and $75 per unit, to the partners during 1998, 1997, and 1996 respectively. There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

     On April 6, 1998, the Registrant sold the remaining land held. The General Partners are currently wrapping up the Partnership and expect this to make a final liquidating distribution in early 1999 and terminate the Partnership.

Item 6.  Selected Financial Data
                       For the Year Ended
                          December 31,
                      1998      1997      1996        1995        1994

Total Revenues    $ 166,139  1,951,452   238,381      3,185        880
Net income (loss) $  97,034  1,639,779   197,630    (90,351)   (69,044)
Net income (loss) per limited
  partner unit    $   10.07     220.45     27.12     (10.74)     (8.21)
Distributions per
  limited partner
  unit            $      85      1,060        75       -          -

Total Assets      $ 287,849  1,034,394 7,440,602  7,311,981  7,246,913
Note Payable           -          -         -          -       250,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     In 1998, the Registrant sold the remaining land, one acre, for $385,000.

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

     Overall operations of the Registrant have not changed significantly in 1998, except for the land sale activity previously discussed, and the following. Other income in 1998 is due to a refund of an escrow deposit from a prior year land sale. The fluctuations in property taxes are due to estimated expenses for rollback taxes escrowed when portions of the property are sold. Most of the land sold in 1998 and 1997 had been taxed at a lower agricultural rate while the Registrant held the land undeveloped. The Registrant was allowed to keep this agricultural tax rate, even though the land was included in the Cool Springs Corporate and Retail Center in return for paying rollback taxes upon the sale and development of the property. The city and county assess rollback taxes on the date of sale and the tax is equal to approximately three years taxes at a commercial rate. The credit in 1998 is due to the overaccrual of taxes in 1997.

     The 1998 increase in legal and accounting expense is due to additional legal expenses incurred regarding the lawsuit described in Item 3 above and in the general process of wrapping up the partnership.

Financial Condition and Liquidity

     As of February 28, 1999, the Registrant had cash balances of $111,057. During 1999, the Registrant will satisfy all payables, distribute the remaining cash, and dissolve the partnership. The current cash balance is sufficient to maintain the partnership until the partnership can be dissolved.

Year 2000

     In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. After completing the assessment and planning phases earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by mid-1999 the conversion, implementation and testing phases will be completed. Management believes that the total remediation costs for the Plan will not be material to the operations or liquidity of the Partnership.

     The Partnership is in the process of identifying and contacting critical suppliers and other vendors whose computerized systems interface with the Partnership's systems, regarding their plans and progress in addressing their Year 2000 issues. The Partnership has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

     The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Partnership's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's operations, liquidity or financial condition.
Item 8.  Financial Statements and Supplementary Data

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                         FINANCIAL STATEMENTS
                          FOR THE YEARS ENDED
                   DECEMBER 31, 1998, 1997, AND 1996

                                 INDEX

                                                       Page
                                                       Number

Independent Auditors' Report                           F-1

Financial Statements
     Balance Sheets                                    F-2
     Statements of Operations                          F-3
     Statements of Partners' Equity                    F-4
     Statements of Cash Flows                          F-5
     Notes of Financial Statements                     F-6

                     Independent Auditors' Report

The Partners
Cool Springs, L.P.:

We have audited the accompanying balance sheets of Cool Springs, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cool
Springs, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                           KPMG  LLP

Nashville, Tennessee
January 22, 1999

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                            Balance Sheets

                      December 31, 1998 and 1997


          Assets                              1998       1997

Cash                                    $    45,187     208,395
Restricted cash (note 2)                    242,662     425,999
Land and improvements
  held for investment (note 3)                    -     400,000
          Total assets                  $   287,849   1,034,394


          Liabilities and Partners' Equity

Liabilities:
  Accounts payable
  and Accrued Expenses                  $    63,123      97,634
  Development payable                             -     200,000
          Total liabilities                  63,123     297,634
  Partners' equity:
  Limited partners (6,349 units
   outstanding)                             224,726     700,468
  Special limited partners                        -      36,292
  General partner                                 -           -
          Total partners' equity            224,726     736,760

Commitments and contingencies (note 8)

          Total liabilities and
            partners' equity             $  287,849   1,034,394




See accompanying notes to financial statements.

                           COOL SPRINGS, L.P.
                        (A Limited Partnership)

                       Statements of Operations

             Years ended December 31, 1998, 1997 and 1996

                                  1998       1997       1996

Revenues:
Land Sales:
  Gross Proceeds          $    385,000   10,883,493  1,805,000
  Cost of land and
    improvements sold         (408,251)  (8,085,428)(1,407,343)
  Closing Costs (note 4)       (37,085)    (849,975)  (163,548)

   Gain (loss) on land sales   (60,336)   1,948,090    234,109

Interest                        24,106        3,362      4,272
Other (Note 7)                 202,369            -          -

          Total revenues       166,139    1,951,452    238,381

 Expenses:
  Grounds maintenance            3,257        4,180      2,393
  Property taxes               (26,573)     271,004        746
  Legal and accounting
     (note 4)                   75,234       22,253     16,647
  General and administrative
     (note 4)                   17,187       14,236     14,973
  Amortization                       -            -      1,007
  Interest                           -            -      4,985

          Total expenses        69,105      311,673     40,751
          Net Income          $ 97,034    1,639,779    197,630
Net income allocated to:

   General partner            $  5,451       67,978      4,710
   Special limited partner    $ 27,660      172,177     20,751
   Limited partners           $ 63,923    1,399,624    172,169
   Net income per limited
   partner unit               $  10.07       220.45      27.12
   Weighted average units
    outstanding                  6,349        6,349      6,349

See accompanying notes to financial statements.

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                      Statements of Partners' Equity

               Years ended December 31, 1998, 1997 and 1996


                           Limited      Special
                          partners      limited  General    Total
                     units   amounts   partners  partner
Balance at
   December 31, 1995  6,349 $ 5,405,039 1,627,064    100  7,032,203

Net earnings           -        172,169    20,751  4,710    197,630

Transfer of partnership
      interest (note 3) -       929,751  (929,751)     -          -
Distributions
       to partners
       (note 6)        -       (476,175)  (56,428)(4,810)  (537,413)


Balance at
  December 31, 1996  6,349    6,030,784   661,636      -  6,692,420

Net earnings          -       1,399,624   172,177 67,978  1,639,779

Distributions
to partners(note 6)   -      (6,729,940)(797,521)(67,978)(7,595,439)

Balance at
  December 31, 1997  6,349      700,468   36,292      -    736,760

Distributions
to partners (note 6)  -       (539,665)  (63,952) (5,451) (609,068)

Net income            -         63,923    27,660   5,451    97,034

Balance at
  December 31, 1998  6,349     224,726        -       -    224,726


See accompanying notes to financial statements.

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                       Statements of Cash Flows

             Years ended December 31, 1998, 1997 and 1996
                                          1998        1997     1996
Cash flows from operating activities:

  Net income                            $  97,034   1,639,779    197,630
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Amortization                             -            -       1,007
     Decrease (increase) in restricted
        cash                              183,337     207,193  (633,192)
     Cost of land and improvements sold   408,251   8,085,428  1,407,343
     Cost of land improvements            (8,251) (1,735,184)  (941,248)
     Increase (decrease) in accounts
        payable and accrued expenses     (34,511)      97,634   (12,603)
     (Decrease) increase in accrued
        interest payable                      -       (8,034)      8,034
     (Decrease) increase in development
        payable                         (200,000)   (539,041)    739,041
     Decrease in payable to related party     -       (9,141)        -

       Net cash provided by
         operating activities             445,860   7,746,668    749,944

Cash flows from financing activities:

     Principal payments on Note
        payable                               -           -    (250,000)
     Distributions to partners          (609,068) (7,595,439)  (537,413)

       Net cash used by
        financing activities            (609,068) (7,595,439)  (787,413)

Net increase (decrease) in cash         (163,208)     151,229   (37,469)

Cash at beginning of year                 208,395      57,166     94,635

Cash at end of year                      $ 45,187     208,395     57,166


Supplemental Disclosures of Cash Flow Information:

     Cash paid for interest                 $   -         -       13,019

See accompanying notes to financial statements.

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                     Notes to Financial Statements

                      December 31, 1998 and 1997

(1)  Summary of Significant Accounting Policies

     (a)  Organization

     Cool Springs, L.P. (the Partnership), a Tennessee Limited Partnership, was organized on September 20, 1989, to acquire undeveloped land located in Franklin, Tennessee. The general partner is 222 C.S., L.P. The general partners of 222 C.S., L.P.are 222 Partners, Inc., Steven
     D. Ezell and Michael A. Hartley. The Partnership prepares financial statements and income tax returns on the accrual method of accounting. The financial statements include only those assets, liabilities and results of operations which relate to the Partnership. See note 9.

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

     (d)  Land and Improvements Held for Investment

     Land and improvements held for investment is recorded at cost and included two tracts of undeveloped land representing approximately 1 acre at December 31, 1997. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. During 1998, the remaining land was sold. The tax basis of the land and improvements held for

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)
                     Notes to Financial Statements


(1)  Summary of Significant Accounting Policies (continued)

     (d)  Land and Improvements Held for Investment(continued)

     investment is $0 and $402,283 at December 31, 1998 and 1997, respectively.

     The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121,
     "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996.
     SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. The adoption of SFAS No. 121 did not have an impact on the Partnership's financial position, results of operations, or liquidity.

     (e)  Loan Costs

     Loan costs were amortized by the straight-line method over the two year term of the note payable.

     (f)  Income Recognition

     Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 "Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)
                     Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     (f)  Income Recognition(continued)

     installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur, which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

     (g)  Income Taxes

     No provision has been made for Federal or state income taxes since such taxes are the responsibility of the partners.
        Annually, the partners receive, from the Partnership, IRS Form K-1's which provide them with their share of taxable income or losses, deductions, and other tax information.
     The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the valuation of land and improvements held for investment. For income tax purposes certain costs were capitalized as additional land improvement costs.

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

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)
                     Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)
     (h)  Partnership Allocations(continued)

     Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 25% to 75%. Thereafter, profits are generally allocated 25% to the general partner and 75% to the limited partners. Net losses not allocated to the special limited partner are allocated to the limited partners and general partners in proportion to their positive capital accounts.
     Partnership distributions are allocated to the special limited partner in proportion to the special limited partner interest, then 99% to the limited partners and 1% to the general partner in an amount equal to their preferred return (12% annual cumulative return on capital contributed), 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and then 75% to the limited partners and 25% to the general partner. Cumulative unpaid preferred returns are $72,261 and $36,274 at December 31, 1998 and 1997,
     respectively.

     (i)  Comprehensive Income

     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 1998 and 1997, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the years was the same as net income.

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)
                     Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)
     (j)  Reclassifications

     Certain reclassifications have been made to conform to the current year presentation.

(2)  Restricted Cash

     At December 31, 1998 and 1997, the Partnership has restricted cash balances of $242,662 and $425,999, respectively, to be used to fund property improvements, consisting of road and utility work. The Partnership has requested the amounts at December 31, 1998, to be refunded to them since all improvements have been completed.

(3)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at December 31 are as follows:
                                      1998      1997
     Land and carrying costs       $   -        271,427
     Land improvements                 -        128,573
                                   $   -        400,000

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

(3)  Land and Improvements Held for Investment(continued)

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

(4)  Related Party Transactions

     Through December 31, 1998, the general partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the general partner receive fees for performing certain services. Expenses incurred for these services are as follows:

                                     1998        1997        1996

     Real Estate commissions     $   16,400   443,315        -
     Accounting, tax and management
       consulting fees                3,200     2,600       2,800
     Partnership administration
       reimbursement                 12,000    12,000      12,000
     Engineering fees                  -        1,000        -

 (5)  Fair Value of Financial Instruments

     At December 31, 1998 and 1997, the Partnership had financial instruments including cash, restricted cash, accounts payable, and accrued expenses. The carrying amounts of the financial instruments approximate their fair value because of the short maturity of those financial instruments.

                          COOL SPRINGS, L.P.
                        (A Limited Partnership)

                     Notes to Financial Statements

(6)  Distributions

     For the years ended December 31, 1998 and 1997, the Partnership made distributions to the limited partners of $539,665, $6,729,940 and $476,175 ($85 per unit, $1,060 per unit, and $75 per unit), respectively.

(7)  Other Revenue

     Other revenue in 1998 consists primarily of a refund of an
escrow   deposit from a prior year land sale.

(8)  Contingency

     In February 1997 a suit was filed against the Partnership alleging that the Partnership breached a contract to sell a parcel of land to the plaintiff. The suit requests specific performance, to set aside the conveyance of certain real property, including the parcel of land at issue, and in the alternative, monetary damages. The Partnership believes the suit is without merit and intends to vigorously defend it. The suit when finally concluded, in the opinion of management of the Partnership, based on information it presently possesses, will not have a material adverse effect on the Partnership's financial position.

(9)  Liquidation of Partnership

     During 1999, the Partnership plans to satisfy all payables, distribute the remaining cash, and dissolve the Partnership. The current cash balance is believed to be sufficient to maintain the operations until the Partnership is dissolved.

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

The general partners of 222 C.S., L.P. are as follows:

Steven D. Ezell

Steven D. Ezell, age 46, is a general partner of 222 C.S., L.P. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

Michael A. Hartley, age 39, is a general partner of 222 C.S., L.P. He is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

222 Partners Inc.

222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald
Ezell, Steven D. Ezell, and Michael A. Hartley.

Other directors of 222 Partners, Inc. are as follows:

W. Gerald Ezell

W. Gerald Ezell, age 68, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11.  Executive Compensation

     During 1998, Registrant was not required to and did not pay remuneration to any executives, partners of the general partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The general partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management As of February 28, 1999 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of
1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ending December 31, 1998, earned or received compensation services from the Registrant in excess of $60,000 . For a listing of miscellaneous transactions with affiliates which were less than $60,000 refer to Note 4 of the Notes to Financial Statements in Item 8.

                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)     (1) Financial Statements
            See Financial Statements Index in Item 8. hereof.

        (2) Financial Statement Schedule
            None

        (3) Exhibits

           3.1 Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated May 21, 1990 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

           22    Subsidiaries - Registrant has no subsidiaries.

           27    Financial Data Schedule

  (b) No reports on Form 8-K have been filed the last quarter of 1998.

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

                                   COOL SPRINGS, L.P.
                                   By:  222 C.S., L.P.
                                        General Partner

DATE:  March 31, 1999              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 1999              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1999                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   COOL SPRINGS, L.P.
                                   By:  222 C.S., L.P.
                                        General Partner

DATE:  March 31, 1999              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 1999              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 27, 1999                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

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