Form 10-Q
period 1999-03-31
COOL SPRINGS LP
filed 1999-05-14
CIK 856141

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
  (As last amended in Rel. No. 31326, eff. 10/22/92.)

                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 1999

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

                         YES    X     NO

             PART 1. FINANCIAL INFORMATION
             Item 1. Financial Statements

                  COOL SPRINGS, L.P.
           (A Tennessee Limited Partnership)


                 FINANCIAL STATEMENTS
    FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998






                         INDEX


  Financial Statements

       Balance Sheets                   3
       Statements of Operations         4
       Statements of Cash Flows         5
       Notes to Financial Statements    6

                  COOL SPRINGS, L.P.
                (A Limited Partnership)


                     BALANCE SHEETS
                      (Unaudited)


                        ASSETS

                               March 31,   December 31,
                                 1999          1998
CASH                         $  223,078     $   45,187


RESTRICTED CASH                  42,688        242,662


  Total Assets               $  265,766     $  287,849
                              ==========     ==========



           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accounts Payable and
  Accrued Expenses           $   50,000         63,123

      Total Liabilities          50,000         63,123

PARTNERS' EQUITY:

  Limited partners (6,349 units
      outstanding)              215,766        224,726
  Special Limited Partners           -              -
  General partner                    -              -

      Total Partners' equity    215,766        224,726

  Total Liabilities &
  Partners' Equity            $ 265,766    $   287,849
                              ==========     ==========


          See accompanying notes to financial statements.
/TABLE

                  COOL SPRINGS, L.P.
                (A Limited Partnership)

                STATEMENTS OF OPERATIONS
                      (Unaudited)

                               Three months ended
                                  March 31,
                               1999       1998
REVENUES:

  Interest              $      5,183       6,568
       Total Revenues          5,183       6,568

EXPENSES:

  Architect & Engineer Fees        -      13,514
  Grounds Maintenance            740      17,862
  Property Taxes                 779     (27,597)
  Legal & Accounting           9,624      12,822
  General & Administrative         -          27
  Other Operating Expenses     3,000       3,000

       Total Expenses         14,143      19,628



  NET LOSS             $     (8,960)  $  (13,060)




           See accompanying notes to financial statements
/TABLE

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                       Three months ended
                                             March 31,
                                        1999           1998
Cash Flows from Operating Activities:
Net Loss                           $   (8,960)      (13,060)
Adjustments to reconcile Net
Loss to Net Cash provided (used)
in Operating Activities:

       Decrease in Accounts Payable
       and Accrued Expenses           (13,123)      (93,149)

       Decrease (increase) in
       Restricted Cash                199,974           (84)

Net Cash provided (used) in
Operating Activities                  177,891      (106,293)


NET INCREASE (DECREASE)
IN CASH                               177,891      (106,293)

CASH AT JANUARY 1,                     45,187       208,395
CASH AT MARCH 31,                 $   223,078   $   102,102
                                    =========     =========

               See accompanying notes to financial statements.
/TABLE

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)
                 NOTES TO FINANCIAL STATEMENTS
          For the Three Months Ended March 31, 1999 and 1998
                           (Unaudited)
A.     ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ending March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


B.  RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the property. Landmark Realty Services Corporation, an affiliate of the General Partner, has been reimbursed for their costs which totaled $3,000 and $3,000 for the three months ended March 31, 1999 and 1998, respectively.

C.  COMPREHENSIVE INCOME

     During the three month periods ended March 31, 1999, and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations

On April 6, 1998, the Registrant sold the remaining land (one acre) held. In 1999, the Registrant is in the process of dissolving the partnership.

Operations of the Registrant are minimal. The majority of expenses related to owning land were eliminated in 1999 with the final land sale in 1998.

Financial Condition and Liquidity

As of April 30, 1999, the Registrant had cash balances of $258,636. During 1999, the Registrant will satisfy all payables, distribute the remaining cash, and dissolve the partnership. The current cash balance is sufficient to maintain the partnership until the partnership can be dissolved.

Year 2000

Due to the limited remaining life of the Registrant, the General
Partner does not expect the year 2000 issues to affect the Registrants computer systems and applications.
Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

      (a)  Exhibits

          Exhibit 27 - Financial Data Schedule for the
                  First Quarter of 1999

      (b)  No 8-K's have been filed during this quarter.

                     SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             COOL SPRINGS, L.P.

                             By:  222 C.S., L.P.
                                  General Partner



Date:   May 15, 1999         By:  /s/ Steven D. Ezell
                                       General Partner



                             By:  222 PARTNERS, INC.
                                  General Partner



Date:   May 15, 1999         By:  /s/Michael A. Hartley
                                  Secretary/Treasurer