Form 10-Q
period 1999-06-30
COOL SPRINGS LP
filed 1999-08-13
CIK 856141

     FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       (As last amended in Rel. No. 31326, eff. 10/22/92.)

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended  June 30, 1999

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


                      FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 1999






                              INDEX


      Financial Statement

           Balance Sheets                   3
           Statements of Operations         4
           Statements of Cash Flows         5
           Notes to Financial Statements    6

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)


                          BALANCE SHEETS
                           (Unaudited)


                             ASSETS

                                    June 30,   December 31,
                                     1999          1998
     CASH                        $  264,926     $    45,187

     RESTRICTED CASH                 42,705         242,662



      Total Assets               $  307,631      $  287,849
                                  ==========     ==========



                LIABILITIES AND PARTNERS' EQUITY

     LIABILITIES:

      Accounts Payable
      and Accrued Expenses      $    50,000      $   63,123

           Total Liabilities         50,000          63,123

     PARTNERS' EQUITY:
     Limited Partners (6,349 units
     outstanding)                   253,847         224,726
     Special limited partners         3,455            -
     General partner                    329            -

         Total partners' equity     257,631         224,726

     Total Liabilities &
     Partners' Equity            $  307,631     $   287,849
                                  ==========     ==========


               See accompanying notes to financial statements.

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
                                (Unaudited)


                             THREE MONTHS ENDED  SIX MONTHS ENDED
                                  June 30,           June 30,

                             1999     1998        1999      1998
REVENUES:

Land Sales
    Gross Proceeds     $       -    385,000   $      -   $ 385,000
    Cost of Land Sold          -   (400,000)         -    (400,000)
    Closing Costs              -    (37,085)         -     (37,085)
    Loss on Sale of land       -    (52,085)         -     (52,085)

    Interest Income           16         10       5,199      6,578


Total revenues                16    (52,075)      5,199    (45,507)


EXPENSES:

    Legal & Accounting    11,875      6,537      21,499     19,359
    Property taxes       (56,724)     1,024     (55,945)   (26,573)
    Other operating expense3,000      3,307       6,000      6,333
    Architect &
      Engineer Fees            -      2,300           -     15,814
    Grounds Maintenance        -      24,257        740     42,120

   Total Expenses        (41,849)     37,425    (27,706)    57,053


NET (LOSS) INCOME     $   41,865    $(89,500)    32,905  $(102,560)

Net (Loss) Income per limited
   partner unit       $    6.59       (14.09)      5.18     (16.15)





                See accompanying notes to financial statements

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                         SIX MONTHS ENDED
                                            June 30,
                                     1999           1998
Cash Flows from Operating Activities:
Net Income (Loss)                 $   32,905    $ (102,560)


Adjustments to reconcile Net
Income (Loss) to Net Cash provided
by Operating Activities:
  Cost of Land Sold                        -       400,000

  Decrease in Accounts Payable       (13,123)      (97,634)
  Decrease in Accrued
      Property Taxes                    -              (94)
  Decrease in Restricted Cash        199,957          -

Net Cash provided by
  Operating Activities               219,739       199,712


NET INCREASE IN CASH                 219,739       199,712

CASH AT JANUARY 1,                    45,187       208,395

CASH AT JUNE 30,                  $  264,926   $   408,107
                                   =========      =========

              See accompanying notes to financial statements.

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

         For the Three and Six Months Ended June 30, 1999 and 1998
                                (Unaudited)



     A.  ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ending June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


     B. RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively
     involved in managing the partnership's operations.
     Compensation earned for these services in the six months ended June 30 were as follows:
                                   1999           1998
          Management fees         $6,000         6,000
          Accounting fees          2,100         2,200




     C.   COMPREHENSIVE INCOME

     During the three and six month periods ended June 30, 1999, and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods as the same as net income (loss).

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

On April 6, 1998, the Registrant sold the remaining land (one acre) held. In 1999, the Registrant is in the process of dissolving the Partnership.

Operations of the Registrant are minimal. The majority of expenses related to owning land were eliminated in 1999 with the final land sale in 1998. The credit balance in property tax expense is due to overexpensing roll back taxes in the prior year. All property taxes are now paid and no taxes are expected in the future.

Financial Condition and Liquidity

As of July 31, 1999, the Registrant had cash balances of $109,478. During 1999, the Registrant is working to have all restricted cash balances released and satisfy all payables, distribute the remaining cash, and dissolve the Partnership. The current cash balance is sufficient to maintain the Partnership until the Partnership can be dissolved.

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


                                       COOL SPRINGS, L.P.

                                       By:  222 C.S., L.P.
                                            General Partner



      Date:  August 13, 1999           By:  /s/ Steven D. Ezell
                                            General Partner



                                       By:  222 PARTNERS, INC.
                                            General Partner



      Date:  August 13, 1999           By:  /s/Michael A. Hartley
                                            Secretary/Treasurer