Form 10-Q
period 1999-09-30
COOL SPRINGS LP
filed 1999-11-12
CIK 856141

     FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended  September 30, 1999

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

                              YES    X     NO

                  PART 1. FINANCIAL INFORMATION
                  Item 1. Financial Statements.

                       COOL SPRINGS, L.P.
                (A Tennessee Limited Partnership)


                      FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998






                              INDEX


      Financial Statements

           Balance Sheets                    3
           Statements of Operations          4
           Statements of Cash Flows          5
           Notes to Financial Statements     6

                       COOL SPRINGS, L.P.
                     (A Limited Partnership)


                         BALANCE SHEETS
                           (Unaudited)


                             ASSETS

                               September 30,   December 31,
                                     1999          1998
     Cash                        $      478     $    45,187
     Restricted cash                 42,732         242,662

      Total Assets               $   43,210     $   287,849
                                  ==========     ==========



                LIABILITIES AND PARTNERS' EQUITY

     LIABILITIES:
      Accounts payable            $    -        $    63,123
      Due to related party           39,000            -

     PARTNERS' EQUITY:
      Limited partners (6,349 units
           outstanding)               3,310         224,726
      Special limited partners         -               -
      General partner                  -               -

           Total Partners' Equity     3,310         224,726

      Total Liabilities &
      Partners' Equity            $  43,210     $   287,849
                                  ==========     ==========



               See notes to financial statements.

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                       Three Months Ended      Nine Months Ended
                        September 30,          September 30,
                        1999         1998        1999      1998
REVENUES:

Land Sales
   Gross proceeds     $  -      $     -   $      -      $ 385,000
   Cost of land sold     -            -          -       (400,000)
   Selling expenses      -            -          -        (37,085)

     Loss on Land Sales  -            -          -        (52,085)

   Interest income         28           41      5,227       6,619
   Refund of
     escrow deposit    33,537      334,586     33,537     334,586

      Total Revenues   33,565      334,627     38,764     289,120

EXPENSES:

   Property taxes        -            -       (55,945)    (26,573)
   Legal & accounting 104,443        2,375    125,942      21,734
   Other operating
     expense            3,000        3,000      9,000       9,333
   Architect and
     engineering fees    -            -          -         15,814
   Grounds maintenance    875         -         1,615      42,120

      Total Expenses  108,318        5,375     80,612      62,428

NET (LOSS) INCOME   $ (74,753)    $329,252   $(41,848)   $226,692

Net (Loss) Income per limited
   partner unit     $  (11.77)     $ 51.86    $ (6.59)    $ 35.71





                         See notes to financial statements

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                         Year-to-date
                                       September 30,
                                     1999           1998
Cash Flows from Operating Activities:

Net (Loss) Income                 $ (41,848)    $  226,692

Adjustments to reconcile Net (Loss)
  Income to Net Cash Provided by
  Operating Activities:

Cost of Land Sold                     -            400,000
Decrease in Accounts Payable       (63,123)        (97,634)
Increase in Due to related party    39,900            -
Decrease in Restricted Cash        199,930         185,865
Decrease in Development Payable       -           (200,000)

Net Cash provided by
     Operating Activities          134,859         514,923

Cash Flows from Financing Activities

  Cash Distribution to Partners   (179,568)           -

NET (DECEASE) INCREASE IN CASH     (44,709)        514,923

CASH AT JANUARY 1                   45,187         208,395

CASH AT SEPTEMBER 30,             $    478       $ 723,318
                                  =========      =========


                    See notes to financial statements.

                            COOL SPRINGS, L.P.
                          (A Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

    For the Three and Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

A.    ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations.
The results of operations for the nine month period ending September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.



B.    RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the partnership's operations. Compensation earned for these services in the nine months were as follows:


                              1999           1998
                              ____           ____

     Management Fees        $ 9,000        $ 9,000
     Accounting Fees          2,600          2,732


C.    COMPREHENSIVE INCOME

     During the three and nine month periods ended September 30, 1999 and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods as the same as net income (loss).

      Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations


The Registrant sold the remaining land held on April 6, 1998.
Since that time, the General Partner has been finalizing the affairs of the Partnership. Termination of the Partnership is expected at year end.

Fluctuations in the income statement are mainly due to wrapping up the Registrant's operations. The Registrant received $33,537 in refunds of escrow deposits during the third quarter due to actual development costs being less than estimated at the time of the related sales. The 1999 increase in legal and accounting expense is due to additional legal expenses incurred in the lawsuit against the Registrant. This suit has been settled. Please refer to the Form 10-K dated December 31, 1998 for more description of the suit. The credit balance in property taxes for 1999 and 1998 is due to the receipt of escrowed roll back taxes previously expensed. Architect and engineering fees and grounds maintenance expense have declined with the final land sale.

Due to the limited remaining life of the Registrant, the General
Partner does not expect the year 2000 issues to affect the Registrants computer systems and applications.

      Financial Condition and Liquidity

As of October 31, 1999, the Registrant had $1,131 in cash reserves. As soon as all escrow balances are collected, the General Partner plans to retire all debt and terminate the Partnership. All future operating expenses are expected to be minimal.

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


                                       COOL SPRINGS, L.P.

                                       By:  222 C.S., L.P.
                                            General Partner



      Date: November 11, 1999      By:  /s/ Steven D. Ezell
                                            General Partner



                                       By:  222 PARTNERS, INC.
                                            General Partner



      Date: November 11, 1999      By:  /s/Michael A. Hartley
                                            Secretary/Treasurer